Form 10-Q
period 1995-09-30
WESTERN TRANSMEDIA CO INC
filed 1995-11-13
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995
                               ------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------to---------------

                         Commission file number 0-22922
                                                -------
                      THE WESTERN TRANSMEDIA COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                        06-0995978
----------------------------                     ----------------------------
(State or other jurisdiction                     (IRS Employer Identification
 of incorporation or organi-                               Number)
 zation)

475 Sansome St., San Francisco, CA            94111
----------------------------------------     ----------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code: (415) 397-3001
                                                    --------------
                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 1, 1995 there were outstanding 7,903,421 shares of the Registrant's Common Stock, $.60 par value.

                      THE WESTERN TRANSMEDIA COMPANY, INC.



                                      INDEX


                                                                               PAGE(S)

PART I.       Financial Information

ITEM 1.       Financial Statements

              Consolidated Balance Sheets - September 30, 1995                     2
              (unaudited) and December 31, 1994

              Consolidated Statements of Operations - Nine and Three               3
              Months Ended September 30, 1995 and 1994 (unaudited)

              Consolidated Statements of Cash Flows - Nine Months Ended            4
              September 30, 1995 and 1994 (unaudited)


              Notes to Interim Consolidated Financial Statements                   5
              (unaudited)

ITEM 2.       Management's Discussion and Analysis of Financial                    8
              Condition and Results of Operations

PART II.      Other Information                                                   12

SIGNATURES                                                                        13

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                   - ASSETS -

                                                                                     September 30,             December 31,
                                                                                         1995                      1994
                                                                                ---------------------     -----------------
                                                                                     (unaudited)
CURRENT ASSETS:
   Cash (including interest bearing deposits)                                         $2,697,827              $2,674,409
   Accounts receivable                                                                    96,362                 149,240
   Rights to receive - net of allowances for                                           2,787,215               3,268,919
      doubtful amounts of $234,034 and $168,235 at September 30, 1995 and
      December 31, 1994, respectively (Note 2)
   Prepaid expenses and other current assets                                             128,653                  33,307
                                                                                       ---------               ---------

TOTAL CURRENT ASSETS                                                                   5,710,057               6,125,875
                                                                                       ---------               ---------

PROPERTY AND EQUIPMENT - NET                                                              98,655                  98,557
                                                                                       ---------               ---------

OTHER ASSETS:
   Franchise agreements - net of accumulated                                             462,925                 383,250
      amortization of $88,075 and $67,750
   Security deposits                                                                       8,850                   8,015
                                                                                       ---------                 -------
                                                                                         471,775                 391,265
                                                                                       ---------               ---------

TOTAL ASSETS                                                                          $6,280,487              $6,615,697
                                                                                      ==========              ==========

                  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable - rights to receive (Note 2)                                      $  388,562              $  778,564
   Accrued liabilities                                                                   110,257                 219,237
   Capitalized lease obligations - current portion                                         1,205                   1,832
                                                                                      ----------              ----------

TOTAL CURRENT LIABILITIES                                                                500,024                 999,633
                                                                                      ----------              ----------

LONG-TERM DEBT:
   Capitalized lease obligations                                                           3,176                   4,108
                                                                                      ----------              ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 2,000,000                                                --                      --
      shares authorized; none issued or outstanding
   Common stock, $.60 par value, 25,000,000 shares                                     4,742,053              4,721,053
      authorized; 7,903,421 and 7,868,421 shares
      issued and outstanding as of September 30,
      1995 and December 31, 1994, respectively
   Additional paid-in capital                                                          5,542,062              5,463,062
   Retained earnings (deficit)                                                        (4,506,828)            (4,572,159)
                                                                                      -----------            -----------

TOTAL SHAREHOLDERS' EQUITY                                                             5,777,287              5,611,956
                                                                                      -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $6,280,487             $6,615,697
                                                                                      ==========             ==========


The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           For the Nine Months                       For the Three Months
                                                           Ended September 30,                        Ended September 30,
                                                -----------------------------------         ------------------------------------
                                                       1995                  1994                   1995               1994
                                                ----------------      -------------         ------------------   ---------------
NET SALES                                          $8,896,966           45,410,086             $2,739,925          $3,052,861

COST OF SALES                                       5,926,102            3,613,412              1,821,449           2,037,288
                                                   ----------           ----------             ----------          ----------

GROSS PROFIT                                        2,970,864            1,796,674                917,576           1,015,573
                                                   ----------           ----------             ----------          ----------

EXPENSES AND OTHER (INCOME):
   Franchise costs                                  1,240,820              753,907                383,068             424,731
   Operating expenses                               1,772,789            1,483,099                603,723             516,970
   Interest expense                                     1,039                1,386                    308                 472
   Interest income                                  (109,115)              (35,034)               (37,025)             (7,516)
                                                  ----------            ----------             ----------           ---------
                                                    2,905,533            2,203,358                950,074             934,657
                                                   ----------            ----------             ----------          ----------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                          65,331             (406,684)               (32,498)             80,916

   Provision for income taxes
   Note (3)                                             --                    --                     --                  --
                                                    ---------            ----------            -----------          ---------

NET INCOME (LOSS)                                   $  65,331            $(406,684)            $  (32,498)          $  80,916
                                                    =========           ===========            ===========          =========

EARNINGS (LOSS) PER COMMON
   SHARE (Note 4)                                   $   0.01             $   (0.06)            $     --             $    0.01
                                                    ========              =========            ==========           =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 4)                                        7,970,008             7,052,605             7,959,339           7,062,668
                                                   =========             =========             =========           =========













The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                       -------------------------------------

                                                                                              1995                1994
                                                                                       -----------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from franchisor for cardholder                                           $  8,962,778        $  5,255,694
      restaurant spending
   Cash paid for franchise fees                                                             (1,251,974)           (732,189)
   Cash paid for rights to receive                                                          (5,976,280)         (4,953,442)
   Cash paid to suppliers and employees                                                     (1,799,122)         (1,540,440)
   Interest received                                                                           109,115              35,034
   Interest paid                                                                                (1,039)             (1,386)
                                                                                          ------------         -----------
   Net cash provided (utilized) by operating activities                                         43,478          (1,936,729)
                                                                                          ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (17,666)            (58,043)
   Security deposits                                                                              (835)             (4,064)
                                                                                          -------------          ---------
      Net cash (utilized) by investing activities                                              (18,501)            (62,107)
                                                                                          -------------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations                                                        (1,559)             (4,671)
      Proceeds from exercise of stock options                                                     -                 13,375
                                                                                            -----------          ---------
      Net cash (utilized) provided by financing activities                                      (1,559)              8,704
                                                                                            -----------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            23,418          (1,990,132)

   Cash and cash equivalents, at beginning of year                                           2,674,409           2,646,045
                                                                                         -------------         -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                              $   2,697,827         $   655,913
                                                                                         =============         ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED (UTILIZED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                                     $     65,331           $ (406,684)
   Adjustments to reconcile net income (loss) to net
      cash provided (utilized) by operating activities:
      Allowance for doubtful rights to receive                                                134,190              103,624
      Depreciation and amortization                                                            37,893               33,250
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                               52,878             (138,005)
      Decrease (increase) in rights to receive                                                347,514           (2,357,206)
      (Increase) in prepaid expenses and other current
      assets                                                                                  (95,346)             (45,515)
      (Decrease) increase in accounts payable - rights to
      receive                                                                                (390,002)           1,017,176
      (Decrease) in accrued expenses                                                         (108,980)            (143,369)
                                                                                          -----------          -----------
         Net cash provided (utilized) by operating activities                             $    43,478          $(1,936,729)
                                                                                           ==========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

a) During the nine month period ended September 30, 1995, the Company exercised its franchise rights for the state of Oregon in exchange for 35,000 shares of common stock. These shares are valued by the Company at $100,000.

b) Capital lease obligations aggregating $6,263 were incurred during the period ended September 30, 1994 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

                                       -4

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1 -     BASIS OF PRESENTATION:

              In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. ("TM West") contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 1995 and the results of its operations and cash flows for the nine and three month periods ended September 30, 1995 and 1994.

              The accounting policies followed by the Company are set forth in
              Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

              The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE  2  -    DESCRIPTION OF THE COMPANY:

              In December 1991, the Company entered into a franchise agreement (the "Franchise Agreement") with Transmedia Network Inc. ("Network") that granted to the Company the exclusive right to operate a franchise (the "Franchise"), the primary business of which is the acquisition of "Rights to Receive" (food and beverage credits) from restaurants located in California, that accept the Transmedia Restaurant Card (a private restaurant charge card marketed and issued by Network). The Company sells such Rights to Receive to holders of the card who are then entitled to a 25% savings from listed menu prices when dining at participating restaurants.

              The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and cardmember's charges at such restaurants, net of the 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fees for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, the Company and Network have waived substantially all first year membership fees in connection with its marketing programs.


NOTE  3  -    INCOME TAXES:

              At December 31, 1990, the Company had operating loss carryforwards, aggregating approximately $2,600,000. Due to the change in the Company's type of business, benefits from the aforementioned loss carryforwards are not available to offset future income. Since the change in type of business the Company generated losses through December 31, 1994 aggregating approximately $1,900,000 which are being carried forward to offset future taxable income.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3  -    INCOME TAXES (Continued):

              The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993. The standards for SFAS No. 109 require that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

              The provision for income taxes consists of the following:


                                                   September 30,   December 31,
                                                       1995            1994
                                                   -------------    -----------
Current:
   Federal                                            $22,000          $   -
   State and local                                      4,000          $   -
                                                    ---------          -----
                                                       26,000          $   -
                                                    ---------          -----
Deferred due to benefit of operating loss
 carryforwards:
   Federal                                            $22,000          $   -
   State and local                                      4,000          $   -
                                                    ---------          -----
                                                       26,000          $   -
                                                    ---------          -----
Provision For Income Taxes                          $   -              $   -
                                                    ---------          -----

              The tax effects of the temporary differences that give rise to deferred tax assets and liabilities are as follows:


                                        September 30,         December 31,
                                            1995                  1994
                                       --------------         ------------
Deferred tax asset:
   Allowance for rights to receive         $104,000             $ 65,000
   Net operating loss carryforward          694,000             $731,000
                                          ---------             --------

                                            798,000             $796,000
                                          ---------             --------
Less valuation allowance                   (795,000)            (793,000)
                                          ---------              -------
   Net deferred tax asset                     3,000                3,000
   Deferred tax liabilities:
   Property and equipment                     3,000                3,000
                                          ---------            ---------
Net deferred tax asset                    $   -                $   -
                                          ---------            ---------


              As mentioned above the Company has available, at September 30, 1995, unused operating loss carryforwards of approximately $1,800,000 which may be applied against future taxable income expiring in various years through 2008. Since there is no assurance that the Company will generate future taxable income to utilize the asset created by these carryforward losses, a valuation allowance has been provided as of September 30, 1995 and December 31, 1994. This allowance will be evaluated at the end of each period, considering both positive and negative evidence concerning the realizability of the asset, and will be adjusted accordingly.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE  4  -    EARNINGS (LOSS) PER SHARE:

              Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE  5  -    RECLASSIFICATIONS:

              Certain reclassifications were made to the 1994 financial statements to conform to the current period reporting format.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On December 9, 1991 the Company entered into a Franchise Agreement (the "Franchise Agreement") with Transmedia Network Inc. ("Network"), which granted to the Company the exclusive right to operate a franchise (the "Franchise") in the State of California. The Franchise features the Restaurant Card, a private restaurant charge card developed, marketed and issued by Network, which entitles cardholders (the "Cardholders") to a 25% savings on the regular menu prices of food and beverages when dining at participating restaurants (the "Participating Restaurants").

         The Company's franchise business activities under the Franchise Agreement, which the Company commenced in August 1992, are to (i) provide cash payments to Participating Restaurants that it recruits in its Franchise Territory to join the Transmedia Network in exchange for food and beverage credits, known as "Rights to Receive", and (ii) obtain additional holders of the Restaurant Card in its Franchise Territory. The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also purchase Rights to Receive by paying for other services and goods utilized by the Participating Restaurant, such as media placement services and restaurant equipment. The Company expects to derive substantially all of its revenues from operations by purchasing Rights to Receive from Participating Restaurants in its Franchise Territory and the sale of such Rights to Receive to holders of the Restaurant Card.

         In December 1993, the Company exercised its option to obtain a Transmedia Network franchise for the State of Washington and agreed to purchase a franchise for Reno, Nevada and the Nevada portion of the Lake Tahoe, Nevada resort area in exchange for 50,000 and 10,000 shares of Common Stock, respectively. These shares are valued by the Company at $150,000 and $30,000, respectively. In June 1995, the Company exercised its option to obtain a Transmedia Network franchise for the State of Oregon in exchange for 35,000 shares of Common Stock valued by the Company at $100,000.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED
TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994

         Net sales for the three and nine month period ended September 30, 1995 were $2,739,025 and $8,896,966, respectively, as the Company continued its third full year of operations in the San Francisco Bay area and its second full year of operations in the Los Angeles Metropolitan area. This was a decrease of $313,836 as compared to $3,052,861 in net sales during the three month period ended September 30, 1994 and an increase of $3,486,880 as compared to $5,410,086 in net sales during the nine month period ended September 30, 1994. Sales for both the three and nine month periods ended September 30, 1995 were negatively impacted by a decrease in the average restaurant spending per cardholder. The Company attributes the decrease in average restaurant spending per cardholder to increasing competition from other restaurant promotion programs that have been introduced into the California market and to softness in California's economy in general. The Company does not know what effect these factors will have upon short term earnings trends. However, the Company believes that there will be long term earnings growth as a result of both the competitive advantages offered by the Transmedia program compared to other restaurant promotion programs, and through continued expansion in the Company's primary areas as well as expansion into new geographical areas including Lake Tahoe, San Diego, Seattle, and Portland, Oregon. The Company began operating its business under the Franchise Agreement in the San Francisco Bay Area in August 1992, in the Los Angeles Metropolitan Area in November 1993 and in Orange County in January 1995.

         The Company operates with a gross profit margin from net sales of Rights to Receive to Cardholders of approximately 33%. The Company's net sales resulted in $917,576 and $2,970,864 in gross profit for the three and nine month periods ended September 30, 1995, and $1,015,573 and $1,796,674 for the three and nine month periods ended September 30, 1994, respectively.

         Operating expenses (selling, general and administrative expenses) aggregated $603,723 and $1,772,789 for the three and nine month periods ended September 30, 1995 as compared to $516,970 and $1,483,099 for the three and nine month periods ended September 30, 1994, respectively. The increases of $86,753 and $289,690 were primarily due to the fact that the Company incurred additional salaries and associated payroll expenses related to the operation of its business in San Francisco and Los Angeles during the periods ended September 30, 1995, and initiated active operations in Orange County in January 1995. The Company incurred approximately $61,000 and $202,000 in additional salaries and associated payroll expenses, excluding Orange County, during the three and nine month periods ended September 30, 1995, respectively compared with the three and nine month periods ended September 30, 1994. These expenses related to the operation of its business in San Francisco and Los Angeles and were primarily attributable to increased officers' and employee compensation including certain bonus and commission arrangements. The Company also incurred additional operating expenses of approximately $24,000 and $111,000 related to the operation of its business in Orange County for the three and nine months ending September 30, 1995. The Company did not actively operate in Orange County in 1994 and therefore incurred no such expenses for the three and nine months ended September 30, 1994.

         For the three month period ended September 30, 1995, combined operating expenses consisted primarily of salaries and associated payroll expenses ($296,000), professional and consulting fees ($47,000), rent and office expenses ($66,000), the Company's reserve for unrealizable Rights to Receive ($53,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($23,000, net of Transmedia Network reimbursement), and promotion and marketing expenses in connection with attracting and maintaining Participating California Restaurants ($78,000). For the three month period ended September 30, 1994, combined operating expenses consisted primarily of salaries and associated payroll expenses ($225,000), professional and consulting fees ($54,000), rent and office expenses ($57,000), the Company's reserve for unrealizable Rights to Receive ($56,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($47,000, net of Transmedia Network reimbursement), and promotion and marketing expenses in connection with attracting and maintaining Participating California Restaurants ($43,000).

         For the nine month period ended September 30, 1995, operating expenses consisted primarily of salaries and associated payroll expenses ($960,000), professional and consulting fees ($139,000), rent and office expenses ($197,000), the Company's reserve for unrealizable Rights to Receive ($134,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($48,000, net of Transmedia Network reimbursement), and promotion and marketing expenses in connection with attracting and maintaining Participating California Restaurants ($188,000). For the nine month period ended September 30, 1994, combined operating expenses consisted primarily of salaries and associated payroll expenses ($683,000), professional and consulting fees ($148,000), rent and office expenses ($172,000), the Company's reserve for unrealizable Rights to Receive ($104,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($112,000, net of Transmedia Network reimbursement), and promotion and marketing expenses in connection with attracting and maintaining Participating California Restaurants ($134,000).

         For the three month and nine month periods ended September 30, 1995, interest income was $37,025 and $109,115, respectively. This was an increase of $29,509 as compared to $7,516 during the three month period ended September 30, 1994 and an increase of $74,081 as compared to $35,034 during the nine month period ended September 30, 1994. Interest income for the three and nine month periods in 1995 increased primarily because of the interest earned on the approximate $2,138,000 net proceeds from the Company's December 1994 Unit Offer referred to below.

         For the three month period ended September 30, 1995, the Company generated a net loss of ($32,498), equal to break even on a per share basis, compared to a net profit of $80,916, or $.01 on a per share basis, for the three month period ended September 30, 1994. The approximately $113,000 reduction in net income (loss) was primarily due to the decreased gross profit for the period net of franchise costs and increased operating expenses (including Orange County expenses), partially offset by an increase in interest income as described above. For the nine month period ended September 30, 1995, however, the Company earned a net profit of $65,331 or $.01 per share compared to a net loss of ($406,684), or ($.06) on a per share basis, for the nine month period ended September 30, 1994. The approximately $472,000 increase in net income (loss) was primarily due to the increased gross profit for the period net of franchise costs and increased interest income, partially offset by increased operating expenses (including Orange County expenses), as described above.

         Orange County operations resulted in net losses of approximately $14,000 and $96,000, respectively for the three and nine month periods ended September 30, 1995. Without giving effect to the Orange County losses, the Company would have generated a net loss of approximately $18,000, equal to break even on a per share basis, for the three month period ended September 30, 1995 and a net profit of approximately $161,000, or $.02 per share, for the nine month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company commenced active operations in August 1992. The Company's principal expenditures are made to (i) purchase Rights to Receive from Participating Restaurants, (ii) advertise and market for Cardholders in California and (iii) pay for general and administrative expenses, including officers' compensation and compensation to sales employees, for the recruitment of Participating Restaurants in the Company's franchise territory. The Company's principal revenues result from the sale of Rights to Receive to Cardholders.

         The Company is actively engaged in acquiring Rights to Receive from Participating Restaurants solicited primarily in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and the Orange County Area. The Company initiated operations in January 1995 in a new office in Orange County, adjacent to the Los Angeles Metropolitan Area. The number of restaurants that participate in the Transmedia Network depends primarily upon several factors, including general market acceptance of the Company's business in California, competition, economic trends in the restaurant industry in California, the number of sales employees soliciting Participating Restaurants and the general effectiveness of the Company's and Network's advertising and marketing activities. These factors make it difficult to estimate the number of restaurants from which it will purchase Rights to Receive. At September 30, 1995 there were an aggregate 582 Participating Restaurants consisting of 281 in the San Francisco Bay Area, 244 in the Los Angeles Metropolitan Area, and 57 in Orange County. At December 31, 1994 there were an aggregate 519 Participating Restaurants consisting of 304 in the San Francisco Bay Area and 215 in the Los Angeles Metropolitan Area. At September 30, 1995 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, Los Angeles Metropolitan area, and Orange County area of approximately $4,000, $5,600, and $2,500, respectively. At December 31, 1994 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area and Los Angeles Metropolitan area of approximately $3,900 and $6,800, respectively. It is the Company's experience that approximately 85% of all the Company's participating Restaurants listed in the Network's published directories renew their Rights to Receive agreements after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants are expended, that 65% of all Participating Restaurants renew their Rights to Receive for a second time and that 55% of all Participating Restaurants renew their Rights to Receive for three or more times. The foregoing percentages are based on a constant initial number of Participating Restaurants so that if, for example, there were initially 100 Participating Restaurants, 55 of such Participating Restaurants would have renewed their Rights to Receive for at least a third time. The restaurant renewal rates given represent the renewal experience of the Company prior to a significant number of Participating Restaurants entering into commitment agreements as discussed below. The impact of the commitment agreements in effect at September 30, 1995 upon restaurant renewal rates is not yet known.

         The Company has also entered into six to 12 month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum time period of participation by the restaurant in the event that the initial credits purchased by the Company from the restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment once the initial credits have been exhausted the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive as Cardholder charges are submitted. At September 30, 1995 there were 423 Participating Restaurants which had entered into commitment agreements.

         The Company's working capital increased to approximately $5,210,000 at September 30, 1995 from $5,126,000 at December 31, 1994. The $84,000 increase was primarily due to the Company's net profit for the nine month period ended September 30, 1995.

         The Company's cash balances were approximately $2,698,000 and $2,674,000 at September 30, 1995 and December 31, 1994, respectively. The Company's current ratio at September 30, 1995 was 11.4:1 and its debt to net worth was approximately .1:1.

         Cash flow provided by operating activities during the nine month period ended September 30, 1995 was $43,478 compared with cash used by operating activities of $1,936,729 during the nine month period ended September 30, 1994. During the nine month period ended September 30, 1995 cash generated from Cardholder restaurant spending net of franchise fees was approximately $7,711,000 and interest income was approximately $109,000. Operating expenditures during the nine month period ended September 30, 1995 consisted of approximately $5,976,000 paid to purchase Rights to Receive and $1,799,000 paid to suppliers and employees. During the nine month period ended September 30, 1994 cash generated from Cardholder restaurant spending net of franchise fees was approximately $4,524,000 and interest income was approximately $35,000. Operating expenditures during the nine month period ending September 30, 1994 consisted of approximately $4,953,000 paid to purchase Rights to Receive and $1,540,000 paid to suppliers and employees.

         Cash flow used by investing activities during the nine month period ended September 30, 1995 was $18,501 compared with $62,107 during the nine month period ended September 30, 1994. Cash flow used by investing activities was primarily for the purchase of office furniture and equipment.

         Cash flow used in financing activities during the nine month period ended September 30, 1995 was $1,559 for the payment of capital lease obligations. Net cash flow provided by financing activities during the nine month period ended September 30, 1994 was $8,704 consisting of cash proceeds of $13,375 from the exercise of stock options which was partially offset by $4,671 of cash used for the payment of capital lease obligations.

         In December 1994, the Company completed the 1994 Unit Offer of 800,000 Units at a price per unit of $3.00. Each unit consists of one share of Common Stock and one Warrant to purchase a share of Common Stock at an exercise price of $4.00 per share on or prior to June 24, 1996. After payment of fees, and commissions associated with the Unit Offer, net proceeds to the Company aggregated approximately $2,138,000. The Units were offered to, and subscribed for by, the holders of 800,000 outstanding warrants, who exercised those warrants in acquiring the Units.

         The Company intends to continue expanding its operations during the next 3 months and on a long-term basis in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and in Orange County. The Company has begun expansion into the Lake Tahoe market and also plans additional expansion into the States of Washington and Oregon. The Company plans to begin operations in San Diego and Seattle in 1996. The Company's initial obligation to begin operations under its Washington Franchises commences in April 1996 and under its Oregon Franchise in April 1997.

         The Company believes that cash on hand at September 30, 1995 and cash flows from operations will be sufficient to fund the Company's planned operations through at least December 31, 1996. The Company generated a net profit for the nine month period ended September 30, 1995 and each of the three month periods ended March 31, 1995, December 31, 1994, and September 30, 1994. Additionally, the Company generated positive cash flow from operations of approximately $43,000 during the nine month period ended September 30, 1995.

         On a long-term basis, the Company anticipates cash flow from operations as a result of increased usage of the Restaurant Card through expansion of the number of Participating Restaurants and Cardholders. To accomplish this result, the Company actively continues to recruit new California Cardholders, recruit new Participating Restaurants that will accept the Restaurant Card and incur advertising and promotion and marketing costs in this connection. The Company also anticipates that additional California Cardholders will be recruited as a result of National Cardholder programs to be conducted by Network. Network reports that for its fiscal year ended September 30, 1994, between fifty-five and sixty (55-60%) percent of all Cardholders renewed their memberships.

         The Company presently has outstanding 2,052,987 warrants exercisable at $4.00 per share. The warrants expire June 24, 1996. The level of long term expansion in California, Washington, and in Oregon may be dependent upon additional capital raised by the exercise in 1995 and 1996 of the Company's Warrants. No assurance can be given, however, that the Company will raise additional capital from the exercise of its Warrants or obtain additional financing. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit from a financial institution.

         The Company has not made any significant expenditures or capital commitments other than such expenditures and commitments made under the Franchise Agreement as discussed above. The Company does not anticipate making any other significant expenditures or capital commitments in the foreseeable future.


INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.


                           PART II: OTHER INFORMATION

ITEM 6.           Exhibits and Reports:

                  (a) Exhibits

                        11           Computation of Earnings Per Common Share.

                        27           Financial Data Schedule


                  (b) Reports on Form 8-K

                      There were no Current Reports on Form 8-K filed during
                       the quarter ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE WESTERN TRANSMEDIA COMPANY, INC.



Date:  November 10, 1995                  /s/ Stuart M. Pellman
                                          ------------------------------------
                                          Stuart M. Pellman President, Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX



      EXHIBIT NO.     DESCRIPTION OF EXHIBIT                            PAGE

           11         Computation of Earnings Per Common Share.

           27         Financial Data Schedule