Form 10-K
period 1995-12-31
WESTERN TRANSMEDIA CO INC
filed 1996-03-27
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                         Commission file number 0-22922

                      THE WESTERN TRANSMEDIA COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            06-0995978
------------------------------                      ---------------------------
(State or other jurisdiction                        (IRS Employer Identification
 of incorporation or organi-                         Number)
 zation)

475 Sansome Street, San Francisco, CA                       94111
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (415) 397-3001

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $.60 par value
         Common Stock Purchase Warrants entitling holders to purchase one share of Common Stock per Warrant prior to December 31, 1997

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                                    (continued next page)

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

          The aggregate market value of voting stock (Common Stock, $.60 par value) held by non-affiliates of the Registrant as of March 1, 1996 was approximately $10,011,483 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purpose of this calculation, excludes shares held by Registrant's executive officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 1, 1996, there were outstanding 7,903,421 shares of the Registrant's Common Stock, $.60 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the Registrant's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

          In December 1991, the Company entered into a franchise agreement (the "Franchise Agreement") with Transmedia Network Inc. ("Network") that granted to the Company the exclusive right to operate a franchise (the "Franchise"), the primary business of which is the acquisition of "Rights to Receive" from client restaurants and other dining establishments located in California that accept a charge card, "The Transmedia Card," and the sale of such Rights to Receive to holders of The Transmedia Card ("Cardholders"). The Transmedia Card, a private charge card marketed and issued by Network, which utilizes a diner's MasterCard(R), Visa(R), American Express(R) or Discover(R) charge account to bill Transmedia Card charges, is used by Cardholders to pay for food and beverages when dining at restaurants or other dining establishments (the
"Participating Restaurants") that participate in the network of such establishments that accept The Transmedia Card (the "Transmedia Network(R)"). Rights to Receive are the Company's rights to food and beverage credits of Participating Restaurants that are purchased by the Company in exchange for cash in an amount equal to approximately 50% of the retail value of such food and beverage credits.

          The Transmedia Network is a unified system that entitles Cardholders recruited by Network, the Company or any other Network franchisee to a savings of up to 25% on the regular menu prices of food and beverages charged on The Transmedia Card. The Transmedia Card is accepted for payment with very few restrictions by all Participating Restaurants. The only significant restriction is that Cardholders must arrange reservations for parties of more than six persons by contacting the Company. Participating Restaurants contacted by the Company for purposes of making such reservations are free to accept or not accept them.

          The Company derives substantially all of its revenues from the excess of the proceeds of Cardholders' charges on their Transmedia Cards incurred at Participating Restaurants in the territory included within the Franchise (net of the up to 25% Cardholder savings and of fees and other charges payable to Network) over the Company's cost of purchasing Rights to Receive from Participating Restaurants. Revenues from Cardholders' membership fees are not expected to be significant as the Company will only receive 40% of initial membership fees (and no portion of renewal fees) and, under arrangements with Network, such initial fees are generally expected to be waived by the Company during its early years of operations in connection with solicitations of members of organizations with large enrolled memberships. (See "--

Recent Developments" with respect to programs to provide no fee cards in the future.)

          The Company commenced its franchise operations in the San Francisco Bay Area in August 1992, in the Los Angeles metropolitan area in October 1993, in Orange County in January 1995, and in the Lake Tahoe Nevada area in October 1995. At December 31, 1995, there was an aggregate of 553 Participating Restaurants, consisting of 265 in the San Francisco Bay Area (including Lake Tahoe), 231 in the Los Angeles Metropolitan Area and 57 in Orange County. At December 31, 1994, there was an aggregate of 519 Participating Restaurants, consisting of 304 in the San Francisco Bay Area and 215 in the Los Angeles Metropolitan Area. At December 31, 1995, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, Los Angeles Metropolitan Area and Orange County Area of approximately $4,250, $4,400, and $2,200, respectively. At December 31, 1994, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area and Los Angeles Metropolitan Area of approximately $4,000 and $6,800, respectively. During 1995, the Company added 52,000 new Cardholders residing in California. At December 31, 1995, there were approximately 82,000 Cardholders after giving effect to non- renewals during the year. At December 31, 1994, there were approximately 62,000 California Cardholders.

          In addition to acquiring the California franchise, the Company acquired options to operate Transmedia Network franchises in Oregon and Washington upon payment of certain prescribed fees. In December 1993, the Company exercised its option to operate the Transmedia Network franchise in Washington and also agreed with Network to purchase a franchise in Reno, Nevada and the Nevada portion of the Lake Tahoe resort area. In June 1995, the Company exercised its option to obtain a Transmedia Network franchise for the State of Oregon. As used herein, the term "Franchise Territory" means the States of California, Oregon and Washington, and Reno and Lake Tahoe, Nevada.

          In 1995, Network began to offer to holders of The Transmedia Card use of the card at certain hotels, resorts, golf courses, ski lifts and access to discount long distance telephone services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Franchise Territory. The Company does not now have any rights to participate in or derive any income from these other services.

RIGHTS TO RECEIVE

          The Company's primary business is the acquisition of Rights to Receive from Participating Restaurants that it recruits to join the Transmedia Network of dining establishments and the sale of such Rights to Receive to Cardholders. The Company derives substantially all of its revenues from purchasing Rights to Receive from Participating Restaurants operating in the Franchise Territory in exchange for cash in an amount equal to approximately 50% of the retail value of the food and beverage credits underlying such Rights to Receive and applying such Rights to Receive against Cardholder charges made at Participating Restaurants operating in its Franchise Territory. At December 31, 1995, no Participating Restaurant's Rights to Receive balance represented more than 5% of the total Rights to Receive outstanding at that date.

          Before becoming a Participating Restaurant, and before the Company will purchase Rights to Receive from it, a dining establishment's creditworthiness is analyzed in relation to certain credit standards developed by Network and the Company. These credit standards are based upon criteria intended to evaluate the dining establishment's financial viability. As part of its analysis of the creditworthiness of a prospective Participating Restaurant, the owner of such restaurant is required to provide the Company with a list of references for the dining establishment, including references from landlords, banks and suppliers. The owner also is required to respond to a questionnaire that requests detailed information about the dining establishment's business, including hours of operation, seating capacity and types of beverages (beer, wine and/or liquor) served. In addition, the premises of the dining establishment are physically inspected by the Company's sales employees. Owners of Participating Restaurants generally are required to provide a security interest in the restaurant and a personal guaranty in support of the obligations to the Company arising in respect of Rights to Receive purchased from the Participating Restaurant.

          The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also pay for Rights to Receive by financing the purchase of other services and goods required by the Participating Restaurant, such as media placement services and restaurant equipment utilized by the Participating Restaurant. As of December 31, 1995, less than 2% of Rights to Receive purchased by the Company had been purchased for consideration other than cash.

          The Company enters into a contract (a "Restaurant Contract") with each Participating Restaurant in its Franchise Territory in connection with its purchase from it of Rights to Receive. At present, the typical Restaurant Contract provides for the purchase by the Company of between $3,000 and $7,000 in Rights to Receive. Generally, such Rights to Receive are paid for by the Company in installments during the initial two-to-three month period thereof. Except as discussed below, the Company has no obligation to purchase Rights to Receive from a Participating Restaurant in excess of the amounts initially provided for in the Restaurant Contract and Participating Restaurants are under no obligation to sell Rights to Receive in excess of such amounts. Although a Restaurant Contract provides that the Company may utilize the Rights to Receive purchased by it during an indefinite period of time, Rights to Receive are generally intended to be utilized by Cardholders during a period of six to 12 months after the Restaurant Contract is entered into by the parties.

          Beginning in 1995, the Company has also entered into nine to 12 month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum period of participation by the Participating Restaurant in the event that the initial credits purchased by the Company from the Participating Restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment, once the initial credits have been exhausted, the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive monthly as Cardholder charges are submitted. The amount of additional Rights to Receive to be purchased under the commitment agreement is determined with reference to the manner in which the initial Rights to Receive were utilized. At December 31, 1995 there were 431 Participating Restaurants that had entered into commitment agreements.

          The Company believes that these commitment agreements had a positive effect during 1995 upon restaurant retention and cash flow. The long term impact of the commitment agreements with Participating Restaurants upon restaurant renewal rates and Rights to Receive balances is not yet known.

          Although no assurance can be given, based upon the experience of Network and its own experience, the Company believes that more than a majority of Participating Restaurants will extend the Restaurant Contracts to provide for the purchase by the Company of additional Rights to Receive. It is the Company's experience that approximately 70% of all Participating Restaurants renew their Rights to Receive after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants are expended and that 70% of all Participating Restaurants renew their Rights to Receive for a second time. After the second renewal, renewal rates drop sharply because the Participating Restaurants with the Company's help have become more successful and no longer wish to sell Rights to Receive at a discount, the Company chooses not to renew the Participating Restaurant or the Participating Restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start up as old ones go out of business, providing the Company with new restaurant prospects.

          Participating Restaurants are not under any restrictions in respect of their use of the proceeds of their sale of Rights to Receive.

          The Company solicits Participating Restaurants through full-time sales employees. As of March 15, 1996, the Company employed nine such employees, one of whom is the general manager of the Los Angeles office. The Company attracts Participating Restaurants by offering to provide them with two essential needs: increased liquidity in the form of cash payments and additional patrons. The cash paid by the Company in exchange for Rights to Receive may serve to supplement other sources of funds and financing available to the Participating Restaurants. It may also constitute a source of funds that may be unavailable from more conventional sources such as banks by reason of economic conditions or the reluctance of such sources to lend to dining establishments. The potential for new patrons will arise from the pool of Cardholders who will want to avail themselves of the savings to be realized by dining at restaurants that accept The Transmedia Card. It is essential that Network and the Company continue to recruit a substantial body of Cardholders resident in the Franchise Territory, because the Company believes that the use by non-resident Cardholders of Rights to Receive purchased from Participating Restaurants in the Franchise Territory has not been significant.

TRANSMEDIA CARD

          The Transmedia Card is a private charge card that entitles Cardholders to a savings of up to 25% on the regular menu price of food and beverages purchased at any Participating Restaurant within the Transmedia Network.
Participating Restaurants solicited by the Company are located in the San Francisco Bay Area, metropolitan Los Angeles and Orange County. Other Participating Restaurants are at present located in the tri-state New York metropolitan area (New York City, Connecticut and northern New Jersey), the Chicago, Atlanta, Boston, Philadelphia and Detroit metropolitan areas, northern Delaware, southern New Jersey, the Washington D.C./Baltimore metropolitan area, southern Florida, North Carolina, South Carolina, Dallas/Ft. Worth and Houston Texas, Georgia and Tennessee, and in Paris, France, England, Australia and New Zealand. The Transmedia Card was developed and is issued and marketed by Network.

          Cardholders may use The Transmedia Card as they would any major credit card. When paying the check at a Participating Restaurant, a Cardholder presents The Transmedia Card in payment for the amount of goods and services received, as well as for taxes and tips, and signs a Network credit card receipt for such amount. Network, upon receiving the credit card receipt from the Participating Restaurant, gives the Participating Restaurant a credit against the balance of Rights to Receive that are held by the Company in respect of such Participating Restaurant. Network then arranges for the processing of the receipt for the full amount of the charges through the major credit card account (Visa, Mastercard, American Express or Discover) designated by the Cardholder in his or her application (the "Major Credit Card Account") and simultaneously issues a credit to the Cardholder's Major Credit Card Account in an amount equal to the up to 25% savings on the appropriate food and beverage charges. Taxes and tips are not eligible for the up to 25% savings. Upon receipt by Network of payment from the Major Credit Card Account, it pays the Participating Restaurant the taxes and tips incurred by the Cardholder, deducts the fees and expenses payable to it under the Franchise Agreement and remits the balance to the Company on a weekly basis.

          The use of point of sale equipment to electronically process Transmedia Card charges became available to the Company in 1995. As of March 1, 1996, approximately 161 of the Company's 553 Participating Restaurants utilized this equipment. The Company plans to expand use of electronic processing in 1996 because the convenience and prestige associated with point of sale processing enhances the Company's marketing position and because such processing accelerates the Company's cash flow.

          Network issues The Transmedia Card to Cardholders recruited by Network and the Company on an expedited basis, without lengthy and time consuming credit checks. The creditworthiness of a prospective Cardholder is determined by Network primarily upon the basis of confirmation that the prospective Cardholder holds a valid Visa, MasterCard, Discover, or American Express card or by other means. The credit risk of a Cardholder's failure to pay charges incurred on an Transmedia Card are borne by Network, because Network is obligated to remit amounts due to the Company whether or not Cardholders pay their charges. An initial membership fee of $50, which may be waived by the Company during the first three years of the Franchise Agreement, is payable to Network by Cardholders recruited by the Company. Thereafter, a $50 annual renewal fee is charged by Network to such Cardholders. The Company receives no payments for renewal fees paid by Cardholders. Network reports that for its fiscal year ended September 30, 1995, between 55 and 60% of all Cardholders renewed their memberships. At September 30, 1995, substantially all Cardholders were enrolled in the 25% Program. (See "-- Recent Developments" for discussion of a new cardholder program that eliminates any membership fee.)

          Network maintains and updates at its own expense a directory of all dining establishments that accept The Transmedia Card. Directories are provided to all Cardholders by Network at its own expense approximately every six weeks. The Company also provides to California Cardholders a newsletter on a quarterly basis at the Company's expense.

CARDHOLDER MARKETING

          In 1995, the Company's Cardholder marketing and solicitation activities were primarily coordinated by its President and Executive Vice
President. The Company's sales employees also engage in such activities to a more limited extent. To date, the Company has marketed and solicited new Cardholders from a wide variety of sources utilizing the basic marketing programs developed by Network. In this connection, the Company initially marketed to and solicited California affiliates of organizations, associations and businesses with which Network has established marketing programs as well as a substantial number of other organizations. The Company believes that it has recruited most of its Cardholders as a result of direct solicitation of businesses and organizations located in California that are not directly affiliated with Network's existing programs. The Company's marketing program has utilized direct written or mail solicitation of employees and members of targeted businesses and organizations. Media advertising campaigns for Cardholders have been limited. See "Recent Developments" for a discussion of new national cardholder programs to be initiated by Network and their effect upon the Company's marketing activities.

          The Company commenced active franchise operations in the San Francisco Bay Area in August 1992. During 1993, the Company focused its principal efforts on recruiting restaurants and other dining establishments doing business in the San Francisco Bay Area to join the Transmedia Network and on marketing The Transmedia Card to prospective Cardholders. Initial franchise activities concentrated primarily on establishing a base of restaurants in San Francisco as a foundation for commencing programs to market The Transmedia Card to prospective Cardholders. Active marketing efforts to solicit Cardholders commenced in late 1992 and were directed primarily to professionals, investment banking and real estate firms and various small and mid-sized businesses. Marketing to larger businesses, banks, radio station listeners' clubs and various non-profit organizations commenced in April 1993. Since May 1993, the Company has initiated arrangements with the following businesses and organizations in the San Francisco Bay Area to offer The Transmedia Card to their respective customers, employees, listeners or members on an initial membership fee waived basis: First Republic Bank, KKSF-FM Radio, United Jewish Community Centers, California Society of Certified Public Accountants, the San Francisco Medical Association, the Oakland Athletics, the San Francisco 49er's, the San Francisco Ballet, Cellular One, The San Francisco Jazz Festival, and The San Francisco Chronicle.

          Active marketing efforts to solicit Cardholders in the Los Angeles metropolitan area commenced in January 1994 and have followed the same marketing strategy implemented by the Company in the San Francisco Bay Area. Cardholder programs have been initiated through First Republic Bank, L.A. Magazine, the

California Society of Certified Public Accountants, The Neil Bogart Foundation, KABC Radio, the Los Angeles Medical Society, the Los Angeles Philharmonic, Air-Touch Cellular and Hollywood Bowl. Active marketing efforts to solicit Cardholders in Orange County commenced in mid-1995. Although the Company believes that Network will actively promote national Cardholder programs and that the Company will continue to have opportunities to enter into California Cardholder programs with additional larger businesses and organizations in the Franchise Territory in the future, no assurance can be given as to the number of such additional programs or the number of additional Cardholders that will result from the Company's or Network's Cardholder marketing programs (See "-- Recent Developments").

TRANSACTION ILLUSTRATION

          The  following  is  a  descriptive   illustration  of  a  hypothetical
transaction in the Network system under the traditional 25% savings arrangement.

          The Company, through its sales employee, recruits Restaurant A, a full service restaurant operating in California, as a Participating Restaurant. The Company purchases Rights to Receive valued at $6,000 from Restaurant A in exchange for cash in the amount of $3,000. John Smith, a Transmedia Card Cardholder, enjoys a meal at Restaurant A and pays the $100 check (consisting of $80 for food and beverages and $20 for taxes and tip) with his Transmedia Card. Mr. Smith does not have to present his Major Credit Card Account credit card. Restaurant A delivers The Transmedia Card receipt for Mr. Smith's meal to Network for processing through the Major Credit Card Account designated by Mr. Smith in his Transmedia Card application for payment. Network reduces Restaurant A's Rights to Receive balance by $80. Network submits a credit to Mr. Smith's Major Credit Card Account in the amount of $20 (representing 25% of the $80 food and beverage portion of his meal check). Upon receipt from Mr. Smith's Major Credit Card Account company of $80, Network forwards $20 of this amount (representing the tax and tip portion of Mr. Smith's meal check) to Restaurant A and forwards $51.80 (representing the balance of $60 less the 10% service charge of $8.00 and less a $.20 transaction charge retained by Network) to the Company. This compares with a cost to the Company of $40 paid to Restaurant A for the Rights to Receive of $80 utilized in providing Mr. Smith his meal.

RECENT DEVELOPMENTS

          In January 1996, Network initiated a policy to offer both new and existing Cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50. The new program (the "20% Program") provides a 20% savings to

Cardholders with no annual fee so long as Cardholder usage is at least $200 during each membership year.

          Network has indicated that commencing in 1996, substantially all programs to obtain new Cardholders will utilize the 20% Program and that Network will take a leading role to promote The Transmedia Card on a national basis utilizing arrangements with large national organizations and businesses, including MBNA, United Airlines and Unocal. The Company believes that because of the size of the overall U.S. population in California, Network's national programs will result in the addition of a meaningful number of new California Cardholders. The Company also believes that a substantial number of new Cardholders residing in California will initially enroll in the 20% Program and that an increasing number of existing Cardholders in California will convert to the 20% Program.

          All costs of such national programs will be borne by Network. No commissions will be paid by Network to the Company with respect to new 20% Program Cardholders obtained from these national programs.

          Transmedia restaurant charges in Participating Restaurants by Cardholders who have enrolled in the 20% Program, will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by Cardholders who remain enrolled in the traditional 25% savings program. No assurance can be given as to the number of Cardholders residing in or outside California that will enroll in or convert to the 20% Program. Therefore, the Company is presently unable to predict the magnitude of the effect that the 20% Program will have upon its overall net sales or gross profit.

          The Company anticipates that its own 1996 activities directed to obtaining new Cardholders in California will be reduced as a result of the national programs of Network discussed above. However, the Company will continue to solicit new Cardholders utilizing the 20% Program through programs in California with organizations and businesses with significant memberships or customers that will involve distribution of at least 50,000 Applications per program. The Company anticipates that it will be reimbursed for its expenses by Network for a significant number of such programs.

          In 1995, Network began to offer to holders of The Transmedia Card use of the card at certain hotels, resorts, golf courses and ski lifts located primarily on the East Coast, and access to discount long distance telephone services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Franchise Territory. The Company does not now have any rights to participate in or derive any income from these other services.

          In February 1996, the Company's obligation to begin operations under its Washington Franchise was extended by mutual agreement with Network from April to December 31, 1996.

          On March 7, 1996, the Company's Board of Directors voted to extend the expiration date of the Company's Common Stock Purchase Warrants. The Warrants, which were due to expire on June 24, 1996, will now expire at 5:00 P.M. (New York time) on December 31, 1997.

          Each Warrant entitles the holder thereof to purchase one share of the Company's Common Stock, $.60 par value, at a price of $4.00 per share (subject to adjustment as provided in the agreement under which the Warrants were issued).


FRANCHISE AGREEMENT

          General Terms. The Company entered into the Franchise Agreement with Network on December 9, 1991. The Franchise Agreement provides that (i) the
Company, as franchisee, has the exclusive right to utilize the Transmedia Network in the entire State of California with options for the States of Oregon and Washington and (ii) the initial term of the Franchise Agreement is 10 years ending December 2001 with an option exercisable by the Company to extend the term, without additional initial fees arising solely from such extension, for two additional successive 10-year periods, provided certain conditions are met. In December 1993, the Company exercised its option for the State of Washington, thereby extending its option for the State of Oregon until June 1995. In June 1995, the Company exercised its option for the State of Oregon. The Company also agreed in December 1993 to purchase Transmedia Network franchises for Reno, Nevada and the Nevada portion of the Lake Tahoe resort area. Except for the territories described in this paragraph, Network has not granted the Company any other territorial rights and the Company has no rights to sub-franchise or license to third parties in the Franchise Territory.

          Network does not have the right of first refusal to purchase the business of the Company or any shares of the Company's equity, but Network's consent is required in connection with the sale of the Company's business. However, the Company may enter into business arrangements with third parties pursuant to which said third parties may have rights to share in the Company's profits from operating all or a part of the Franchise in the Franchise Territory.

          No individual, whether a director, officer or stockholder, is liable to Network for any obligation of the Company under the Franchise Agreement.

          The President of the Company has agreed in the Franchise Agreement (i) to devote his full time to the management and operations of the Company, and
(ii) not to compete with the business of the Company for a period of two years immediately following his resignation or other termination of employment.

          The Company has agreed during the initial term of the Franchise Agreement and any renewal and for a period of two years thereafter that, without Network's prior written approval, it will not directly or indirectly compete with Network in providing discount dining or restaurant services or in soliciting of a charge card for discount services and activities or promoting a charge card or providing services the same as or similar to that sold, offered or provided by Network. These restrictions apply within the Franchise Territory and within a radius of 10 miles of the Franchise Territory or location of any other business using the Transmedia Network system, whether franchised or owned by Network.

          Fees and Charges. Under the original terms of the Franchise Agreement, the Company was required to pay Network the following fees and charges: (i) $250,000 as an initial franchise fee (which has been paid); (ii) $250,000 as an initial contribution to Network's advertising and development fund, of which $125,000 has been paid and the remaining $125,000 is payable, without interest, in 12 consecutive equal monthly payments commencing July 1993; and (iii) 150,000 shares of the Common Stock of the Company valued at $21,000, which have been issued.

          In September 1993, the Company and Network agreed that the Company would pay for substantially all of its advertising in California and entered into an agreement providing, effective as of September 30, 1993, for (i) a refund to the Company of the remaining unused balance (approximately $55,000) of the Company's previously advanced $145,000 initial contribution to Network's advertising and development fund (which refund has been made) and (ii) the termination of the Company's obligation to pay the remaining monthly installments of such obligation (approximately $105,000). The Company believes that the agreement to pay for substantially all of its advertising in California will not result in a material increase or decrease in the Company's advertising costs because the Company will be paying its own advertising directly, rather than funding such advertising through Network. In 1995, Network reimbursed the Company for substantially all expenses incurred in obtaining California Cardholders.

          In addition, the Company is obligated to pay to Network continuing service charges as follows: (i) a general service charge equal to 7.5%, and an advertising fee of 2.5%, of the total dollar amount of Rights to Receive meal credits used by Cardholders at Participating Restaurants within the Franchise Territory; (ii) a monthly restaurant service charge of $1.00 per Participating Restaurant located in the preceding month within the Franchise Territory; and (iii) a processing charge equal to $.20 per Cardholder transaction slip forwarded to Network by Participating Restaurants in the Franchise Territory. Such charges are to be deducted by Network from funds to be paid to the Company. Network has agreed that the general service charge and the advertising fee shall not aggregate more than 11% during the first 10 year extension, if any, of the Franchise Agreement and shall not aggregate more than 12% for the second such extension, if any.

          The Company receives from Network an amount equal to 40% of the initial fee paid by new Cardholders introduced by the Company; to date, amounts received have not been significant. The Company receives no payments for renewal fees of such Cardholders. Network agreed for the initial three year period of the Franchise Agreement to make available to the Company an unlimited number of Transmedia Cards, which the Company had the right to distribute on a "complimentary," i.e., no initial fee basis or reduced initial fee basis. Currently, the availability of an unlimited number of "complimentary" Transmedia Cards for the Company to distribute continues on a year to year basis subject to 90 days prior written notice from either party. The Company has received from Network a $5 fee for each complimentary Transmedia Card obtained by the Company. (See "-- Recent Developments" for a discussion of the 20% Program, which eliminates any membership fee.)

          Under the Franchise Agreement, the Company purchased options to obtain Transmedia Network franchises for the States of Oregon and/or Washington for initial total franchise and advertising fees of $200,000 and $300,000, respectively. In December 1993, the Company exercised its option for the State of Washington and in June 1995, the Company exercised its option for the State of Oregon. In connection with the exercise of such option and the Company's assumption of certain advertising costs described above, the Company also agreed with Network to provide for (i) a reduction in the Company's exercise price for the Transmedia Network franchises in the States of Oregon and/or Washington to $100,000 and $150,000, respectively, to reflect the Company's assumption of such advertising obligations; (ii) the exercise of the Washington option by issuance to Network of 50,000 shares of Common Stock (in lieu of the $150,000 exercise price) and the exercise of the Oregon option by issuance to the Network of 35,000 shares of Common Stock (in lieu of the $100,000 exercise price); and
(iii) the acquisition of the right to operate the Transmedia Network franchise in limited areas of Nevada by issuance to Network of 10,000 shares of Common Stock. The Company is required to commence franchise operations in the State of Washington, by December 31, 1996 and in the State of Oregon by April 1997.

          Network Obligations. Network is obligated under the Franchise Agreement at its own expense to provide to the Company operations assistance consisting of advice and guidance with respect to the following, among others
(i) purchase of marketing presentation packets, supplies, equipment and materials; (ii) institution of proper administrative, bookkeeping, accounting, supervisory and general operating procedures; (iii) marketing programs for both Cardholder and restaurant acquisition; and (iv) employment by Network of supervisors to visit the Company on a regular basis to provide assistance and assess franchise performance. Network is responsible for any bad debt expenses resulting from Cardholders' failure to pay their food and beverage bills and for compiling and mailing restaurant directories and other Cardholder support materials.

          Network is also obligated at its cost to (i) conduct all monitoring and tracking functions of Participating Restaurant accounts and Transmedia Network franchise credit transactions and to forward sales tax and tip refunds and monthly statements of Cardholder usage and Rights to Receive credit balances directly to Participating Restaurants, and (ii) undertake all Cardholder fulfillment and processing services and activities, including providing Transmedia Card charge slips and restaurant contracts.

          Termination. The Franchise Agreement may be terminated by Network if any of the following, among other events, occurs: (i) the Company commits an affirmative act of insolvency, or files any petition or action of insolvency, or for the appointment of a receiver or trustee, or makes any assignment for the benefit of creditors, or fails to vacate or dismiss within 60 days after filing any such proceedings commenced against the Company by another; (ii) the Company breaches its covenant not to compete; (iii) the Company fails or refuses to make payments due to Network within 10 days of notice of such failure; (iv) the Company fails to maintain specified minimum quota requirements for Cardholders, Participating Restaurants and Participating Restaurant renewals; (v) the Company attempts to sell, assign or otherwise transfer all or part of the Franchise or equity interests in the Company other than in compliance with the Franchise Agreement; or (vi) the Company fails or refuses to comply with certain terms of the Franchise Agreement and fails to cure within 30 days after written notice.

          The Franchise Agreement also provides, with certain exceptions, that Network may terminate the Franchise Agreement in the event that any person or entity becomes the beneficial owner of 30% or more of the Common Stock without Network's prior written consent.

          Under the Franchise Agreement, the determination of the breach of certain material conditions and covenants that affect the right of Network and the Company to terminate the Franchise

Agreement and the right of the Company to renew the term of the Franchise Agreement are subject to arbitration with the parties obligated to conduct business in the ordinary course pending resolution of the matters submitted to arbitration.

          Quotas. Under the Franchise Agreement, the Company was required to satisfy certain quotas for the recruitment and renewal of Participating Restaurants and the recruitment of Cardholders in the Franchise Territory. The Company met or exceeded all such quota requirements. In October 1994, Network agreed with the Company to delete all such quota requirements from the Franchise Agreement.

EMPLOYEES

          As of March 15, 1996, the Company employed a total of 18 persons, one of whom is the general manager of the Los Angeles office and one of whom is an executive officer and director of the Company.

COMPETITION

          The charge card business, including the restaurant charge card business, is highly competitive and the Company competes for both Cardholders and restaurants. Competitors include discount programs offered by major credit card companies such as American Express(R), Visa, MasterCard and Diners Club(R), other companies (including Dining a la Card(sm) and Entertainment(R)) that offer different kinds of discount marketing programs and numerous smaller companies that may compete with the services offered or to be offered by the Company. Certain of the Company's competitors may have substantially greater financial, personnel, technological, marketing and other resources than the Company and expend considerably larger sums than does the Company. Further, the Company must compete with many larger and better established companies for the hiring and retention of qualified marketing and sales personnel. The Company believes that the unique features of the Transmedia program - that The Transmedia Card can be used by cardmembers at participating establishments with very few restrictions, that The Transmedia Card provides substantial savings without the need for a cardmember to present discount coupons when paying for a meal, and that participating establishments are provided with cash in advance of customer charges - contribute to the Company's competitiveness and allow the Company to offer better value and service to Cardholders.

ITEM 2.   PROPERTIES

          The Company's principal executive and sales offices are located at 475 Sansome Street, San Francisco, California. These premises consist of approximately 3,000 square feet of space leased until August 31, 1999. The current annual base rental is approximately $55,200. The Company leases an additional executive office located at 233 Wilshire Boulevard, Santa Monica, California. These premises consist of approximately 2,000 square feet of space leased until February 1997 at a monthly base rent of approximately $4,200. The Company has an option for an additional two year period at a rental equal to fair market value. The Company leases approximately 100 square feet of space at an executive suite in Costa Mesa in Orange County at a cost of $640 per month. The Company believes that these facilities are adequate and suitable for its current needs and for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

          There are no pending material legal proceedings to which the Company is a party.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9                  Not applicable.


                      ------------------------------------


EXECUTIVE OFFICERS OF THE COMPANY

          The current executive officers of the Company and their respective ages and positions with the Company are as follows:

        NAME                     AGE                  POSITION HELD


Stuart M. Pellman                54               President, Chief
                                                  Executive Officer,
                                                  Treasurer and Director
William J. Barrett               56               Director, Assistant
                                                  Treasurer and Secretary


          STUART M. PELLMAN has served as President, Chief Executive Officer and director of the Company since January 1992. From May 1989 until September 1991, he was a corporate securities attorney with, and a member of, the San Francisco, California law firm of Steefel, Levitt & Weiss. Prior thereto and since 1965, he was engaged in the private practice of law in New York City. In 1979, he co-founded the law firm of Slade & Pellman in New York City and was a member of that firm until December 1988. Commencing in 1986, Mr. Pellman supervised Slade & Pellman's representation as general counsel to Network. In his representation, Mr. Pellman was actively involved in advising Network's executive management on various legal issues. From January 1989 to April 1989, he was counsel to Slade & Pellman.

          WILLIAM J. BARRETT has served as a director of the Company since January 1992 and as Secretary and Assistant Treasurer of the Company since August 1992. Mr. Barrett has been employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. Mr. Barrett is a director of the following publicly-held corporations: Supreme Industries, Inc., a specialized truck body manufacturer, Fredericks of Hollywood, Inc., an apparel marketing company, Shelter Components Corporation, a distributor to the manufactured housing and recreation vehicle industries and manufacturer of carpet and bathroom products, TGC Industries, Inc., which provides geophysical services to the oil and gas industries and manufactures and distributes specialty packaging products, and Esmor Correctional Services, Inc., a manager of correctional facilities. Mr. Barrett is Secretary and a director of Contempri Homes, Inc., a modular housing manufacturer.


                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

          The Company's Common Stock was traded in the over-the-counter market in what is commonly referred to as the "pink sheets" or on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol "WTSM" from July 16, 1992 to December 22, 1993.

          The Company's Common Stock has been traded on NASDAQ under the symbol ("WTSM") since December 23, 1993. The Company's Units are traded on NASDAQ under the symbol ("WTSMU"). The Company's Warrants are traded on NASDAQ under the symbol ("WTSMW").

          The following table sets forth the high and low bid prices on the OTC Bulletin Board and the high and low closing bid prices as reported on NASDAQ for the Company's Common Stock during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.


QUARTER ENDED                                         HIGH                LOW

March 31, 1994 .................................       4.25               3.375

June 30, 1994...................................       3.625              2.50

September 30, 1994..............................       4.25               3.25

December 31, 1994...............................       3.875              3.00



March 31, 1995..................................       3.875              3.25

June 30, 1995...................................       3.75               2.75

September 30, 1995..............................       2.75               1.375

December 31, 1995...............................       2.50               1.00



ITEM 6.  SELECTED FINANCIAL DATA


                                                      For the Years Ended December 31,
                                      ------------------------------------------------------------------


                                        1995          1994            1993            1992       1991
                                        ----          ----            ----            ----       ----

SELECTED INCOME STATEMENT
   DATA:

Net Sales...........................$11,368,903    $8,698,738       $926,852       $14,023     $      0

Interest Income.....................    146,342        38,941         44,709        16,924          826

Net Income (Loss)...................     10,942     (280,994)      (924,733)     (741,882)     (52,187)

Net Income (Loss) Per Common
   Share*...........................       $0.0        $(.04)         $(.16)        $(.24)       $(.16)

SELECTED BALANCE SHEET DATA:

Total Assets........................ $6,203,976    $6,615,697     $4,017,551    $1,493,718     $145,250

Long Term Obligations...............     15,602         4,108          1,702        64,862            0


-----------------

   *Based on a weighted average number of shares of Common Stock (as restated, see Note 8(a) of Notes to Financial Statements) outstanding: 8,030,685, 7,072,754, 5,804,297, 3,123,659, and 326,159 shares, respectively, at December
31, 1995, 1994, 1993, 1992 and 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          On December 9, 1991, the Company entered into the Franchise Agreement with Network, which granted to the Company the exclusive right to operate the Franchise in the State of California. The Franchise features The Transmedia Card, a private charge card developed, marketed and issued by Network, which entitles Cardholders to a savings of up to 25% on the regular menu prices of food and beverages when dining at Participating Restaurants.

          The Company's franchise business activities under the Franchise Agreement, which the Company commenced in August 1992, are (i) to provide cash payments to Participating Restaurants that it recruits in its Franchise Territory to join the Transmedia Network in exchange for food and beverage credits, known as Rights to Receive, and (ii) to obtain additional holders of the Restaurant Card in the Franchise Territory. The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also purchase Rights to Receive by paying for other services and goods utilized by the Participating Restaurant, such as media placement services and restaurant equipment. The Company expects to derive substantially all of its revenues from operations by purchasing Rights to Receive from Participating Restaurants in its Franchise Territory and the sale of such Rights to Receive to holders of the Restaurant Card.

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

          In January 1996 Network initiated a policy to offer both new and existing Cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50.00. The new program, the "20% Program", provides a 20% savings to Cardholders with no annual fee so long as Cardholder usage is at least $200 during each membership year. See "Recent Developments" for additional discussion regarding the 20% Program and new national cardholder programs to be developed by Network.

          The Transmedia Card may also be used to charge other services, including hotel rooms, recreational, telephone and other miscellaneous services (see "-- Recent Developments"). The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Franchise Territory. The Company does not now have any rights to participate in or derive any income from these other services.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year
Ended December 31, 1994

          Net sales for the year ended December 31, 1995 were $11,368,903. This was an increase of $2,670,165, as compared to $8,698,738 in net sales during the year ended December 31, 1994. Sales for the year ended December 31, 1995 were negatively impacted by a decrease in the average restaurant spending per Cardholder. The Company attributes the decrease in average restaurant spending per Cardholder to general weakness in restaurant sales and the economy in California as well as increasing competition from other restaurant promotion programs that have been introduced into the California market. The Company does not know what effect these factors will have upon future short term earnings trends. However, the Company believes that it will realize long term earnings growth as a result of both the competitive advantages offered by the Transmedia program compared to other restaurant promotion programs, and through continued expansion into new geographical areas, including San Diego and Seattle, Washington (See "Recent Developments"). The Company began operating its business under the Franchise Agreement in the San Francisco Bay Area in August 1992, in the Los Angeles Metropolitan area in November 1993 and in Orange County in January 1995.

          The Company operates with a gross profit margin from net sales of Rights to Receive to Cardholders of approximately 33%. The Company's net sales resulted in $3,792,589 and $2,891,229 in gross profit for the years ended December 31, 1995 and 1994, respectively.

          The Company incurs franchise costs of approximately 14% of net sales. Franchise costs were $1,586,781 and $1,212,262 for the years ended December 31, 1995 and 1994, respectively.

          Operating expenses (selling, general and administrative expenses) aggregated $2,339,648 and $1,996,347 for the years ended December 31, 1995 and 1994, respectively. The net increase of $343,301 was primarily due to the fact that the Company incurred additional salaries and associated payroll expenses related to the operation of its business in San Francisco and Los Angeles during the year ended December 31, 1995 and initiated active operations in Orange County in January 1995. The Company incurred approximately $219,000 in additional San Francisco and Los Angeles area salaries and associated payroll expenses, primarily attributable to increased officers' and sales employee compensation including certain bonus and commission arrangements, during the year ended December 31, 1995 compared to the year ended December 31, 1994. The Company also incurred operating expenses for the year ended December 31, 1995 of approximately $131,000 related to the January 1995 initiation of its business in Orange County. The Company did not operate in Orange County and therefore incurred no such expenses in the year ended December 31, 1994.

          For the year ended December 31, 1995, combined operating expenses consisted primarily of salaries and associated payroll expenses ($1,239,000), professional and consulting fees ($196,000), rent and office expenses ($262,000), the Company's reserve for unrealizable Rights to Receive ($194,000),
advertising  and   promotional   expenses  in  connection
                                      -19-
with attracting and maintaining California Cardholders ($51,000, net of Transmedia Network reimbursement), and promotion and marketing expenses in connection with attracting and maintaining Participating Restaurants in California ($235,000).

          Operating expenses as a percentage of net sales decreased to 20.6% for the year ended December 31, 1995 compared to 22.9% for the year ended December 31, 1994. The 2.3% reduction in operating expenses as a percentage of net sales is attributable to the primarily fixed nature of the Company's operating expenses (overhead). As a result, the Company was able to experience an increase in net sales to their present level in San Francisco and Los Angeles, without a corresponding increase in operating expenses. However, as discussed above, partially offsetting this effect were the expenses of initiating the Company's Orange County office in January 1995 and certain increases in compensation expense.

          For the year ended December 31, 1994, combined operating expenses consisted primarily of salaries and associated payroll expenses ($934,000), professional and consulting fees ($191,000), rent and office expenses ($224,000), the Company's reserve for unrealizable Rights to Receive ($159,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($153,000 net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining Participating Restaurants in California ($169,000).

          Interest income was $146,342 and $38,941 for the years ended December 31, 1995 and 1994, respectively. Interest income increased in 1995 primarily because of the interest earned on the approximately $2,138,000 net proceeds from the Company's December 1994 Unit Offer referred to below.

          For the year ended December 31, 1995, the Company earned a net profit of $10,942 or $0.00 per share. For the year ended December 31, 1994, however, the Company incurred a net loss of $280,994 or $.04 per share. The approximately $292,000 increase in earnings was primarily due to the increased gross profit for the period net of franchise costs and increased interest income, partially offset by increased operating expenses (including Orange County expenses), as described above.

          Orange County operations resulted in a net loss of approximately $108,000 for the year ended December 31, 1995. Without giving effect to the Orange County losses, the Company would have generated a net profit of approximately $119,000, or $.01 per share, for the year ended December 31, 1995.

Year Ended December 31, 1994 Compared to the Year
Ended December 31, 1993

          Net sales for the year ended December 31, 1994 were $8,698,738. This was an increase of $7,771,886, as compared to $926,852 in net sales during the year ended December 31, 1993. The sales increase was primarily attributable to the increasing number of Cardholders and Participating Restaurants available to Cardholders as the Company continued to grow and expand operations. The Company began operating its business under the Franchise Agreement in the San Francisco Bay Area in August 1992 and in the Los Angeles Metropolitan area in November 1993.

          The Company operates with an approximate 33% gross profit margin from net sales of Rights to Receive to Cardholders. The Company's net sales contributed $2,891,229 and $303,140 in gross profit for the years ended December 31, 1994 and 1993, respectively.

          The Company incurs franchise costs of approximately 14% of net sales. Franchise costs were $1,212,262 and $132,103 for the years ended December 31, 1994 and 1993, respectively.

          Operating expenses (selling, general and administrative expenses) aggregated $1,996,347 and $1,139,905 for the years ended December 31, 1994 and 1993, respectively. The total increase of $856,442 was primarily due to the fact that the Company initiated active operations in the Los Angeles Metropolitan area in November 1993. The Company incurred operating expenses of approximately $800,000 related to its business in Southern California during twelve months of operations for the year ended December 31, 1994, an increase of $657,000 compared with operating expenses of approximately $143,000 incurred during two months of operations for the year ended December 31, 1993. The Company also experienced increased operating expenses related to its San Francisco office of approximately $139,000 for the year ended December 31, 1994, primarily due to the increased size of the Company's San Francisco operations. Additionally, during the year ended December 31, 1994, the Company incurred a nonrecurring expense of $60,000 related to the settlement of a former employee claim.

          For the year ended December 31, 1993, combined operating expenses consisted primarily of salaries and payroll related expenses ($517,000), professional and consulting fees ($184,000), rent and office expenses ($131,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($107,000), and marketing expenses in connection with attracting and maintaining Participating Restaurants in California ($84,000).

          Interest income was $38,941 and $44,709 for the years ended December 31, 1994 and 1993, respectively.

          The Company incurred net losses of $280,994 or $.04 per share and $924,733 or $.16 per share for the years ended December

31, 1994 and 1993, respectively. The approximately $644,000 reduction in the net loss was primarily due to the increased gross profit, for the period ended December 31, 1994 net of franchise costs partially offset by increased operating expenses.

RECENT DEVELOPMENTS

          In January 1996, Network initiated a policy to offer both new and existing Cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50. The new program, the 20% Program, provides a 20% savings to Cardholders with no annual fee so long as Cardholder usage is at least $200 during each membership year.

          Network has indicated that commencing in 1996, substantially all programs to obtain new Cardholders will utilize the 20% Program and that Network will take a leading role to promote The Transmedia Card on a national basis utilizing arrangements with large national organizations and businesses, including MBNA, United Airlines and Unocal. The Company believes that because of the portion of the overall U.S. population residing in California, Network's national programs will result in the addition of a meaningful number of new California Cardholders. The Company also believes that a substantial number of new Cardholders residing in California will initially enroll in the 20% Program and that an increasing number of existing Cardholders in California will convert to the 20% Program.

          All costs of such national programs will be borne by Network. No commissions will be paid by Network to the Company with respect to new 20% Program Cardholders obtained from these national programs.

          Transmedia restaurant charges in Participating Restaurants by Cardholders who have enrolled in the 20% Program, will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by Cardholders who remain enrolled in the traditional 25% savings program. No assurance can be given as to the number of Cardholders residing in or outside California that will enroll in or convert to the 20% Program. Therefore, the Company is presently unable to predict the magnitude of the effect that the 20% Program will have upon overall net sales or gross profit.

          The Company anticipates that its own 1996 activities directed to obtaining new Cardholders in California will be reduced as a result of the national programs of Network discussed above.

However, the Company will continue to solicit new Cardholders utilizing the 20% Program through programs in California with organizations and businesses with significant memberships or customers that will involve distribution of at least 50,000 applications per program. The Company anticipates that it will be reimbursed for its expenses by Network for a significant number of such programs.

          As mentioned above, in 1995, Network began to offer to holders of The Transmedia Card use of the card at certain hotels, resorts, golf courses, ski lifts and access to discount long distance telephone services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Franchise Territory. The Company does not have any rights to participate in or derive any income from these programs.

LIQUIDITY AND CAPITAL RESOURCES

          The Company commenced operations in August 1992. The Company's principal expenditures are made to (i) purchase Rights to Receive from Participating Restaurants, (ii) advertise and market for cardholders and restaurants in California and (iii) pay for general and administrative expenses, including officers' compensation and compensation to sales employees, for the recruitment of Participating Restaurants in the Franchise Territory. The Company's principal revenues result from the sale of Rights to Receive to Cardholders.

          The Company is actively engaged in acquiring Rights to Receive from Participating Restaurants solicited primarily in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and the Orange County Area. The number of restaurants that participate in the Transmedia Network depends primarily upon several factors, including general market acceptance of the Company's business in California, competition, economic trends in the restaurant industry in California, the number of sales employees soliciting Participating Restaurants and the general effectiveness of the Company's and Network's advertising and marketing activities. These factors make it difficult to estimate the number of restaurants from which it will purchase Rights to Receive. At December 31, 1995, there was an aggregate of 553 Participating Restaurants, consisting of 265 in the San Francisco Bay Area, 231 in the Los Angeles Metropolitan Area and 57 in Orange County. At December 31, 1994, there was an aggregate of 519 Participating Restaurants, consisting of 304 in the San Francisco Bay Area and 215 in the Los Angeles Metropolitan Area. At December 31, 1995, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, the Los Angeles
Metropolitan area, and the Orange County area of approximately $4,250, $4,300, and $2,200, respectively. At December 31, 1994, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area and Los Angeles Metropolitan area of approximately $3,900 and $6,800, respectively. It is the Company's experience that approximately 70% of all of the Participating Restaurants listed in the Transmedia Network's published directories renew their Rights to Receive agreements after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants are expended and additionally that 70% of all Participating Restaurants eligible for their second renewal renew their contract. After the second renewal, renewal rates drop sharply because the Participating Restaurants with the Company's help have become more successful and no longer wish to sell Rights to Receive at a discount, the Company chooses not to renew the Participating Restaurant or the Participant Restaurant has gone out of business. However, offsetting this drop is the fact that new restaurants start up as old ones go out of business, providing the Company with new restaurant prospects.

          During the year ended December 31, 1995, the Company began entering into nine to 12 month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum time period of participation by the restaurant in the event that the initial credits purchased by the Company from the restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment once the initial credits have been exhausted, the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive as Cardholder charges are submitted. At December 31, 1995, there were 431 Participating Restaurants that had entered into commitment agreements. The Company believes that these commitment agreements had a positive effect in 1995 upon restaurant retention and the Company's cash flow. The long term impact of the commitment agreements with Participating Restaurants upon restaurant renewal rates and rights to receive balances is not yet known.

          The Company's working capital at December 31, 1995 and 1994 was approximately $5,165,000 and $5,126,000, respectively.

          The Company's cash balances were approximately $3,041,000 and $2,674,000 at December 31, 1995 and 1994, respectively. The Company's current ratio at December 31, 1995 was 12:1 and its debt to net worth was approximately
 .1:1.

          Cash flow provided by operating activities was $391,714 for the year ended December 31, 1995, compared with cash used by operating activities of $2,072,428 during the year ended December 31, 1994, and cash used by operating activities of $1,172,937 in 1993. During the year ended December 31, 1995, cash generated from Cardholder restaurant spending net of franchise fees was approximately $9,800,000 and interest income was approximately $146,000. Operating expenditures during the year ended December

31, 1995 consisted of approximately $7,238,000 paid to purchase Rights to Receive and $2,315,000 paid to suppliers and employees. During the year ended December 31, 1994, cash generated from Cardholder restaurant spending net of franchise fees was approximately $7,344,000 and interest income was approximately $39,000. Operating expenditures during the year ended December 31, 1994 consisted of approximately $7,698,000 paid to purchase Rights to Receive and $1,755,000 paid to suppliers and employees. During the year ended December 31, 1993, cash generated from Cardholder restaurant spending net of franchise fees was approximately $792,000 and interest income was approximately $45,000. Operating expenditures during the year ended December 31, 1993 consisted of approximately $1,221,000 paid to purchase Rights to Receive and $787,000 paid to suppliers and employees.

          Cash flow used by investing activities for the year ended December 31, 1995 was $22,829, compared with $63,117 for the year ended December 31, 1994 and $41,788 in 1993. Cash flow used by investing activities was primarily for the purchase of office furniture and equipment.

          Cash flow used by financing activities for the year ended December 31, 1995 was $2,674 for payment of capital lease obligations. Net cash flow provided by financing activities during the year ended December 31, 1994 was $2,163,909, compared with cash flow from financing activities of $3,042,487 in 1993. The principal source of cash flow in this category during the years ended December 31, 1994 and 1993 was the net proceeds received from the issuance of common stock and common stock purchase warrants. The Company did not undertake any new equity capital raising activities during the year ended December 31, 1995.

          In July 1993, the Company completed the 1993 Unit Private Placement of 1,764,624 units at a price per unit of $1.70. Each Unit consisted of one share of Common Stock and one three-year Warrant to purchase a share of Common Stock at an exercise price of $3.00 per share until December 1994 and $4.00 per share thereafter. After payment of fees, commissions, and continuing professional fee costs associated with the private placement, net proceeds to the Company aggregated approximately $2,625,000.

          In August 1993, the Company entered into an agreement with an institutional investor to sell an additional 294,117 Units at $1.70 per Unit for a total of $500,000. After payment of fees and commissions associated with the institutional investor sale, net proceeds to the Company aggregated approximately $463,000.

          In December 1994, the Company completed the 1994 Unit Offer of 800,000 units at a price per unit of $3.00. Each unit consisted of one share of Common Stock and one Warrant to purchase a share of Common Stock at an exercise price of $4.00 per share on or prior to June 24, 1996. After payment of fees and commissions associated with the unit Offer, net proceeds to the Company aggregated approximately $2,138,000. The units were offered to and subscribed for by the holders of 800,000 outstanding warrants, who exercised those warrants in acquiring the units.

          The Company intends to continue expanding its operations in the San Francisco Bay Area, the Los Angeles Metropolitan Area and in Orange County. The Company has begun expansion into the Lake Tahoe market and also plans additional expansion into the States of Washington and Oregon. The Company plans to begin operations in San Diego and Seattle in 1996. The Company's initial obligation to begin operations under its Washington Franchise commences December 31, 1996 and under its Oregon Franchise in April 1997.

          The Company believes that cash on hand at December 31, 1995 and cash flows from operations will be sufficient to fund the Company's planned operations through at least December 31, 1996. The Company generated a net profit for the year ended December 31, 1995 and each of the three month periods ended March 31, 1995, December 31, 1994 and September 30, 1994. Additionally, the Company generated positive cash flow from operations of approximately $392,000 during the year ended December 31, 1995.

          On a long-term basis, the Company anticipates cash flow from operations as a result of increased usage of The Transmedia Card through expansion of the number of Participating Restaurants and Cardholders. To accomplish this result, the Company actively continues to recruit new
Participating Restaurants that will accept The Transmedia Card and incur advertising and promotion and marketing costs in this connection. Through the year ended December 31, 1995, the Company actively recruited new California Cardholders and also anticipates that commencing in 1996 additional California Cardholders will be recruited as a result of national cardholder programs to be conducted by Network. See "-- Recent Developments" for additional discussion regarding new national cardholder programs to be developed by Network. Network reports that for its fiscal year ended September 30, 1995, between 55 and 60% of all Cardholders renewed their memberships. At September 30, 1995, substantially all Cardholders were enrolled in the 25% program.

          The Company presently has outstanding 2,052,987 warrants exercisable at $4.00 per share. The warrants expire December 31, 1997. The level of long term expansion in California, Washington, and in Oregon may be dependent upon additional capital raised by the exercise in 1996 or 1997 of the Company's Warrants. No assurance can be given, however, that the Company will raise additional capital from the exercise of its Warrants or obtain additional financing. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit from a financial institution.

          The Company has not made any significant expenditures or capital commitments other than such expenditures and commitments made under the Franchise Agreement as discussed above. The Company does not anticipate making any other significant expenditures or capital commitments in the foreseeable future.

INFLATION AND SEASONALITY

          The Company does not anticipate that inflation will significantly impact its business, nor does it believe that its business is seasonal.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements are included as part of Item 14 with this Form 10-K.

ITEM 9. CHANGES IN AND DUSAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 1996 pursuant to Regulation 14A.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Financial Statements:                                Page

             Report of Independent Auditors                        F-2

             Consolidated Balance Sheets as of
              December 31, 1995 and 1994                           F-3

             Consolidated Statements of Operations for
              the Three Years in the Period ended
              December 31, 1995                                    F-4

             Consolidated Statement of Stockholders'
              Equity for the Three Years in the Period
              ended December 31, 1995                              F-5

             Consolidated Statements of Cash Flows for
              the Three Years in the Period ended
              December 31, 1995                                    F-6

             Notes to Financial Statements                         F-7

     (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c)     Exhibits

             3.1 Amended Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10- K").

             3.2 Certificate of Amendment to Amended Certificate of Incorporation, incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on Form S-1 (File No. 33-44845) (the "1992 Form S-1").

              3.3 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File No. 33-84234) (the "1994 Form S-1").

              4.1     Form  of  Common  Stock   Certificate,   incorporated   by
                      reference to Exhibit 4(b) to the 1992 Form S-1.

              4.2    Form of Warrant Certificate,  incorporated by reference to
                     Exhibit 4(b) to the 1994 S-1.

              4.3 Warrant Agreement dated as of June 25, 1993, between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit 4(c) to the 1994 S-1.

              4.4 Form of Amendment of Warrant Agreement, incorporated by reference to Exhibit 4(d) to the 1994 S-1.

              10.1 Franchise Agreement dated December 9, 1991 between TM West Corp. and Network, as amended by Amendment dated December 9, 1991, incorporated by reference to Exhibit 10(a) to the 1992 Form S-1.

              10.2   Employment  Agreement  dated as of October 1, 1991 between
                     the  Company  and  Stuart  M.  Pellman,   incorporated  by
                     reference to Exhibit 10.4 to the 1991 10-K.

              10.3 Amendment to Employment Agreement dated May 14, 1992 between the Company and Stuart M. Pellman, as further amended by Amendment to Employment Agreement dated September 21, 1993, incorporated by reference to Exhibit 10(r) to the Company's Registration Statement on Form S-1 (Registration No. 33-68884).

               10.4 The Company's 1992 Stock Option Plan, incorporated by reference to Exhibit 10(b) to the 1992 Form S-1.

               10.5 Form of Indemnification Agreement between the Company and its officers and directors, incorporated by reference to
                     Exhibit 10(d) to the 1992 Form S-1.

               10.6 Amendment No. 2 dated April 1, 1992 to Franchise Agreement between TM Corp. and Transmedia Network Inc., incorporated by reference to Exhibit 10(j) to the 1992 Form S-1.

               10.7  Amendment  No.  3 dated  as of May 1,  1992  to  Franchise
                     Agreement between TM West Corp. and Transmedia Network Inc., incorporated by reference to Exhibit 10(k) to the 1992 Form S-1.

               10.8 Form of Registration Rights Agreement between the Company and certain of the Company's stockholders, incorporated by reference to Exhibit 10(l) to the 1992 Form S-1.

               10.9 Amendment No. 4 to Franchise Agreement between the Company and Transmedia Network Inc., incorporated by reference to
                     Exhibit 10(j) to the 1992 Form S-1.

               10.10 Lease dated December 1993 between West Coast  Freeholds and the Company, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

               10.11 Letter Agreement dated January 25, 1994 between the Company and  Transmedia  Network  Inc.  relating  to the  Company's exercise of its franchise option for the State of Washington and portions of the State of Nevada, incorporated by reference to Exhibit 10.10 to the 1993 10-K.

               *11.  Computation of earnings per share of Common Stock.

                22. Subsidiaries of the Registrant, incorporated by reference to Exhibit 22 to the 1991 10-K.

-------------------------
*Filed herewith.

     (d)     Financial Statement Schedules:  none

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE WESTERN TRANSMEDIA
                                         COMPANY, INC.


Date:  March 26, 1996                  /s/ Stuart M. Pellman
                                       -----------------------------------
                                       Stuart M. Pellman
                                       President, Chief Executive Officer
                                       and Director (Principal Executive
                                       Officer, Principal Financial Officer
                                       and Principal Accounting Officer)

                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart M. Pellman and William J. Barrett his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 26, 1996                  /s/ Stuart M. Pellman
                                       -----------------------------------
                                       Stuart M. Pellman
                                       President, Chief Executive Officer
                                       and Director (Principal Executive
                                       Officer, Principal Financial Officer
                                       and Principal Accounting Officer)

Date:  March 26, 1996                  /s/ William J. Barrett
                                       -----------------------------------
                                       William J. Barrett
                                       Director


Date:  March 26, 1996                  /s/ C. Scott Bartlett, Jr.
                                       -----------------------------------
                                       C. Scott Bartlett, Jr.
                                       Director


Date:  March 26, 1996                  /s/ Herbert M. Gardner
                                       -----------------------------------
                                       Herbert M. Gardner
                                       Director



Date:  March 26, 1996                  /s/ Howard Graffman
                                       -----------------------------------
                                       Howard Grafman
                                       Director


Date:  March 26, 1996                  /s/ Paulette Graffman
                                       -----------------------------------
                                       Paulette Grafman
                                       Director


Date:  March 26, 1996                  /s/ Richard O. Starbird
                                       -----------------------------------
                                       Richard O. Starbird
                                       Director

                                  EXHIBIT INDEX

         EXHIBIT
         -------

11.      Computation of earnings per share of Common Stock

27.      Financial Data Schedule

                          INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE(S)

Independent Auditors' Report                                            F - 2


Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994        F - 3

    Consolidated Statements of Operations for the Three Years in the
        Period ended December 31, 1995                                  F - 4

    Consolidated Statement of Shareholders' Equity for the Three Years
        in the Period Ended December 31, 1995                           F - 5

    Consolidated Statements of Cash Flows for the Three Years in
        the Period ended December 31, 1995                              F - 6


Notes to Consolidated Financial Statements                              F - 8

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
The Western Transmedia Company, Inc.
San Francisco, California


We have audited the accompanying consolidated balance sheets of The Western Transmedia Company, Inc., and subsidiary as of December 31, 1995 and 1994 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Western Transmedia Company, Inc. and subsidiary as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





                                                LAZAR, LEVINE & COMPANY LLP

New York, New York
February 27, 1996

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                                            December 31,
                                                                                                     ------------------------
                                                                                                     1995                1994
                                                                                                    ------              -----

CURRENT ASSETS:
  Cash (including interest bearing deposits) (Note 2b)                                           $  3,040,620       $  2,674,409
  Accounts receivable (Note 2d)                                                                       134,544            149,240
  Rights to receive - net of reserve for unrealizable
      rights to receive (Notes 2b and 2e)                                                           2,321,626          3,268,919
  Prepaid expenses and other current assets                                                           133,590             33,307
                                                                                                 ------------       ------------

TOTAL CURRENT ASSETS                                                                                5,630,380          6,125,875

PROPERTY AND EQUIPMENT - NET  (Notes 2f, 3 and 6)                                                     109,376             98,557

OTHER ASSETS  (Notes 2g, 4 and 5)                                                                     464,220            391,265
                                                                                                 ------------       ------------

TOTAL ASSETS                                                                                     $  6,203,976       $  6,615,697
                                                                                                 ============       ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Accounts payable - rights to receive (Note 2e)                                                $     365,941      $     778,564
  Accrued liabilities                                                                                  96,681            219,237
  Capitalized lease obligations - current portion (Note 6)                                              2,854              1,832
                                                                                                -------------      -------------

TOTAL CURRENT LIABILITIES                                                                             465,476            999,633
                                                                                                -------------      -------------

LONG-TERM DEBT  (Note 6)                                                                               15,602              4,108
                                                                                                -------------      -------------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 10 and 11)

SHAREHOLDERS' EQUITY (Notes 7 and 8):
  Preferred stock, $.10 par value, 2,000,000 shares authorized;
      none issued or outstanding                                                                       -                  -
  Common stock, $.60 par value, 25,000,000 shares authorized;
      7,903,421 and 7,868,421 issued and outstanding for
      December 31, 1995 and 1994, respectively                                                      4,742,053          4,721,053
  Additional paid-in capital                                                                        5,542,062          5,463,062
  Retained earnings (deficit)                                                                      (4,561,217)        (4,572,159)
                                                                                                 -------------      -------------

TOTAL SHAREHOLDERS' EQUITY                                                                          5,722,898          5,611,956
                                                                                                 -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $  6,203,976       $  6,615,697
                                                                                                 ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Year Ended December 31,
                                                    --------------------------------------------------
                                                        1995                1994               1993
                                                        ----                ----               ----

NET SALES  (Note 2h)                                $11,368,903          $8,698,738        $   926,852

COST OF SALES  (Note 2h)                              7,576,314           5,807,509            623,712
                                                    -----------          ----------        -----------

GROSS PROFIT                                          3,792,589           2,891,229            303,140
                                                    -----------          ----------        -----------

EXPENSES AND OTHER (INCOME):
  Franchise costs                                     1,586,781           1,212,262            132,103
  Operating expenses                                  2,339,648           1,996,347          1,139,905
  Interest expense                                        1,560               2,555                574
  Interest income                                      (146,342)            (38,941)           (44,709)
                                                    -----------          ----------        -----------
                                                      3,781,647           3,172,223          1,227,873
                                                    -----------          ----------        -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                           10,942            (280,994)          (924,733)

PROVISION FOR INCOME TAXES (Note 2i)                        -                   -                  -
                                                    -----------          ----------        -----------

NET INCOME (LOSS)                                   $    10,942          $ (280,994)        $ (924,733)
                                                    ===========          ==========         ==========

INCOME (LOSS) PER COMMON SHARE
  (Note 9)                                             $ -                    $(.04)             $(.16)
                                                       ========               =====              =====

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING  (Notes 7 and 9)                 8,030,685           7,072,754          5,804,297
                                                    ===========          ==========         ==========








The accompanying notes are an integral part of these consolidated financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Shares                             Additional
                                                               (As Restated        Common            Paid-In
                                                              Notes 7a and 7b)      Stock            Capital
                                                              ----------------      -----           ----------
Balance at December 31, 1992                                    4,897,265        $2,938,359         $1,752,883
Net proceeds from sale of stock (Note 7c)                       2,058,741         1,235,245          1,852,558
Common stock subscribed (Note 7c)                                  -                   -                  -
Compensatory stock (Note 7c)                                        2,500             1,500              4,750
Exercise of stock options                                           1,666               999              1,916
Adjustment for fractional shares resulting from
   reverse stock split                                                 (3)              (2)                  2
Net loss for the year ended December 31, 1993                      -                    -                  -
                                                                ----------       ----------          ----------
Balance at December 31, 1993                                    6,960,169         4,176,101           3,612,109
Shares issued in connection with exercise of franchise
   option (Note 7c)                                                60,000            36,000             144,000
Shares issued re: employment agreement (Note 7c)                   25,000            15,000              31,875
Exercise of stock options                                          17,500            10,500               2,875
Shares issued upon exercise of warrants in unit offering
   (Note 7d)                                                      800,000           480,000           1,658,393
Exercise of warrants (Note 7d)                                      5,754             3,452              13,810
Adjustment for fractional shares resulting from reverse
   stock split                                                         (2)             -                   -
Net loss for the year ended December 31, 1994                       -                  -                   -
                                                                ----------       ----------          ----------
Balance at December 31, 1994                                    7,868,421        4,721,053           5,463,062
Shares issued in connection with exercise of franchise
   option (Note 7e)                                                35,000           21,000              79,000
Net income for the year ended December 31, 1995                     -                -                   -
                                                                ----------      -----------         -----------
BALANCE AT DECEMBER 31, 1995                                    7,903,421       $4,742,053          $5,542,062
                                                                ==========      ===========         ===========

                                                               Retained        Common                Total
                                                               Earnings         Stock             Shareholders'
                                                              (Deficit)       Subscribed            Equity
                                                              ---------       ----------          -------------
Balance at December 31, 1992                                 $(3,366,432)    $       -             $1,324,810
Net proceeds from sale of stock (Note 7c)                            -               -              3,087,803
Common stock subscribed (Note 7c)                                    -            226,875             226,875
Compensatory stock (Note 7c)                                         -               -                 6,250
Exercise of stock options                                            -               -                 2,915
Adjustment for fractional shares resulting from
   reverse stock split                                               -               -                   -
Net loss for the year ended December 31, 1993                   (924,733)            -              (924,733)
                                                              ----------       ----------          ----------
Balance at December 31, 1993                                  (4,291,165)         226,875          3,723,920
Shares issued in connection with exercise of franchise
   option (Note 7c)                                                  -           (180,000)               -
Shares issued re: employment agreement (Note 7c)                     -            (46,875)               -
Exercise of stock options                                            -               -                13,375
Shares issued upon exercise of warrants in unit offering
   (Note 7d)                                                         -               -             2,138,393
Exercise of warrants (Note 7d)                                       -               -                17,262
Adjustment for fractional shares resulting from reverse
   stock split                                                       -               -                   -
Net loss for the year ended December 31, 1994                   (280,994)            -              (280,994)
                                                              ----------       ----------          ----------
Balance at December 31, 1994                                  (4,572,159)            -             5,611,956
Shares issued in connection with exercise of franchise
   option (Note 7e)                                                  -               -               100,000
Net income for the year ended December 31, 1995                   10,942             -                10,942
                                                             -----------       ----------          ----------
BALANCE AT DECEMBER 31, 1995                                 $(4,561,217)       $    -            $5,722,898
                                                             ============      ==========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS            Page 1 of 2


                                                                          For the Year Ended December 31,
                                                                        ----------------------------------------
                                                                        1995                1994            1993
                                                                        ----                ----            ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from franchisor for cardholder restaurant
      spending                                                       $11,390,947       $  8,533,074    $     923,802
    Cash paid for franchise fees                                      (1,591,277)        (1,188,947)        (132,103)
    Cash paid for rights to receive                                   (7,237,918)        (7,698,146)      (1,221,362)
    Cash paid to suppliers and employees                              (2,314,820)        (1,754,795)        (787,409)
    Interest received                                                    146,342             38,941           44,709
    Interest paid                                                         (1,560)            (2,555)            (574)
                                                                     -----------       ------------     ------------

      Net cash provided (utilized) by operating activities               391,714         (2,072,428)      (1,172,937)
                                                                     -----------       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (22,024)           (59,053)         (17,583)
    Security deposits                                                       (805)            (4,064)         (24,205)
                                                                     -----------       ------------     ------------

         Net cash (utilized) by investing activities                     (22,829)           (63,117)         (41,788)
                                                                     -----------       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                           -                  -               (41,667)
    Proceeds from exercise of stock options                               -                  13,375            2,915
    Proceeds from exercise of warrants                                    -                  17,262           -
    Proceeds from sale of units                                           -               2,400,000        3,499,860
    Expenses associated with offering of stock and units                  -                (261,607)        (412,057)
    Payments on capital lease obligations                                 (2,674)            (5,121)          (6,564)
                                                                     -----------       ------------     ------------

         Net cash (utilized) provided by financing activities             (2,674)         2,163,909        3,042,487
                                                                     -----------       ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                366,211             28,364        1,827,762

    Cash and cash equivalents, at beginning of year                    2,674,409          2,646,045          818,283
                                                                     -----------       ------------     ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                            $ 3,040,620       $  2,674,409     $  2,646,045
                                                                     ===========       ============     ============





The accompanying notes are an integral part of these consolidated financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS            Page 2 of 2


                                                                                  For the Year Ended December 31,
                                                                           ------------------------------------------
                                                                              1995              1994            1993
                                                                              ----              ----            ----
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED (UTILIZED) BY OPERATING ACTIVITIES:
  Net income (loss)                                                        $  10,942      $    (280,994)    $  (924,733)
  Adjustments to reconcile net income (loss) to net cash
    provided (utilized) by operating activities:
       Depreciation and amortization                                          53,348             43,731          36,450
       Reserve for unrealizable rights to receive                            194,112            158,570          18,084
       Compensatory stock                                                        -                               53,125
       Other                                                                     897             -               -
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                14,696           (143,021)         (3,050)
    Decrease (increase) in rights to receive                                 753,181         (2,564,153)       (697,986)
    (Increase) decrease in prepaid expenses and other current assets        (100,283)             4,471          94,144
    (Decrease) increase in accounts payable - rights to receive             (412,624)           672,148         100,336
    (Decrease) increase in accrued expenses                                 (122,555)            36,820         150,693
                                                                          -----------       ------------    ------------
       Net cash provided (utilized) by operating activities               $  391,714        $(2,072,428)    $(1,172,937)
                                                                          ===========       ============    ============


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  a) During the year ended December 31, 1994, the Company acquired the franchise rights for the states of Washington and Nevada in exchange for an aggregate of 60,000 shares of common stock. These shares are valued by the Company at $180,000.

  b) During the year ended December 31, 1995, the Company acquired the franchise rights for the state of Oregon in exchange for 35,000 shares of its common stock. These shares are valued by the Company at $100,000.

  c) During the years ended December 31, 1995 and 1994 the Company entered into capitalized lease obligations aggregating $15,190 and $6,263, respectively, for new office equipment.








The accompanying notes are an integral part of these consolidated financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995



NOTE  1  -     DESCRIPTION OF COMPANY:

               The Western Transmedia Company, Inc. (formerly Vigilance Systems Corp.), the "Company", was incorporated in the State of Delaware on May 30, 1978.

               In accordance with Statement of Financial Accounting Standards No. 7, the Company was treated as a development stage company from January 1, 1991, the date the Company began devoting substantially all of its efforts towards establishing a new business, through September 30, 1993. During this period, the Company incurred a cumulative loss of $1,009,443.

               In December 1991, the Company, through an exchange of stock, acquired 100% of the shares of a newly formed affiliate, TM West Corp. ("TM West"). This transaction was accounted for as the reorganization of entities under common control which is accounted for utilizing the pooling of interests method. TM West had raised approximately $150,000 in a private offering of its common stock in October 1991. In December 1991, TM West entered into a franchise agreement with Transmedia Network Inc. (Network). See also Note 5.

               The franchise agreement (which was assigned by TM West to the Company in May 1992) allows the Company to acquire rights to receive goods and services from restaurants ("Rights to Receive"
               - see Note 2e) which are then sold to the franchisors' cardholders for cash. The Rights to Receive are primarily purchased for cash or obtained in exchange for media advertising and other services purchased by the Company on behalf of the restaurants.


NOTE  2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The  Company's  financial  statements  are prepared in accordance with generally accepted accounting principles (GAAP). Those principles considered particularly significant are detailed below. GAAP requires management to make estimates and assumptions, if applicable, affecting the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

        (a)    PRINCIPLES OF CONSOLIDATION:

               The consolidated financial statements include the accounts of The Western Transmedia Company, Inc. and its wholly-owned subsidiary, TM West, an inactive company. All material intercompany balances and transactions have been eliminated.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES  (Continued):

        (b)    CONCENTRATION OF CREDIT RISK:

               Financial  instruments  that  potentially  subject the Company to
               concentrations  of  credit  risk  consist   principally  of  cash
               investments and rights to receive.

               The Company maintains significant cash investments, which exceed the Federal depository insurance coverage limit, primarily with one financial institution. The Company performs periodic reviews of the relative credit rating of this institution as part of its investment strategy.

               Concentration with regards to rights to receive (see Note 2e below) are limited due to the Company's large customer base. However, at December 31, 1995 all of these rights to receive do pertain to the restaurant industry.

        (c)    STATEMENTS OF CASH FLOWS:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        (d)    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

               An allowance for doubtful accounts has not been established as of December 31, 1995 and 1994, since accounts receivable as reflected on the balance sheet consists entirely of cash collected by and in transit from the franchisor (see Note 5).

        (e)    RIGHTS TO RECEIVE:

               Rights to Receive (see Note 5) are composed primarily of food and beverage credits due from restaurants. Rights to Receive are stated at cost which approximates 50% of the retail value of Rights to Receive obtained. Cost is determined by the first-in, first-out method. Accounts payable - Rights to Receive represents the unfunded portion of the total commitment.

               The Company reviews the realizability of the Rights to Receive on a periodic basis and writes-off those amounts receivable from restaurants that have ceased operations or whose credits are not utilized by the franchisors' cardholders. The analysis of rights to receive is as follows:

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES  (Continued):

        (e)    RIGHTS TO RECEIVE:

                                                                              December 31, 1995
                                                               --------------------------------------------
                                                                 Total            Funded           Unfunded
                                                               ---------        -----------        --------

               Cost                                            $2,616,041       $2,250,100          $365,941
               Reserve for unrealizable rights to receive        (294,415)        (294,415)             -
                                                               -----------      -----------         --------
               Net                                             $2,321,626       $1,955,685          $365,941
                                                               ===========      ===========         ========



                                                                              December 31, 1994
                                                               --------------------------------------------
                                                                 Total            Funded           Unfunded
                                                               ---------        -----------        --------
               Cost                                            $3,437,154       $2,658,590          $778,564
               Reserve for unrealizable rights to receive        (168,235)        (168,235)           -
                                                               -----------      -----------         --------

               Net                                             $3,268,919       $2,490,355          $778,564
                                                               ===========      ===========         ========


        (f)    PROPERTY AND EQUIPMENT:

               Property and equipment are stated at cost. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets of 5 to 7 years. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are charged to operating expenses as incurred; renewals and betterments are capitalized.

               Depreciation expense for the years ended December 31, 1995, 1994 and 1993 aggregated $25,498, $16,631 and $9,350, respectively.

        (g)    AMORTIZATION:

               The cost of the franchise rights acquired (see Note 5) is being amortized on a straight-line basis through the end of the franchise term. Amortization expense charged to operations for the years ended December 31, 1995, 1994 and 1993 aggregated $27,850, $27,100 and $27,100, respectively.

               The costs of an advertising and promotion fund (see Note 5) were being amortized on a straight-line basis over its contractual life of two years. Effective September 30, 1993, the Company entered into an agreement with Network whereby substantially all local advertising expenses would be paid directly by the Company, instead of through the advertising and promotional fund to which the Company had contributed (see Note 5 regarding reimbursement).

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES  (Continued):

        (h)    NET SALES/COST OF SALES:

               Net sales represent the retail value of the Rights to Receive sold, less the 25% savings offered to the franchisors' cardholders. A sale is recognized when the franchisor (see Note
               5) receives a restaurant charge card receipt from a restaurant in the Company's franchise area, indicating that a cardholder has charged a meal. The cost of a sale consists of the actual cost of rights to receive from a restaurant (see Note 2e above).

               Revenues from card membership fees have not been material to date and are not expected to become material since the Company has waived substantially all first year membership fees. In addition, the Company receives no portion of renewal fees. If these fees become material, they will be reflected as deferred membership fees and amortized over the period benefitted.

               See also Note 5.

        (i)    INCOME TAXES:

               At December 31, 1990, the Company had operating loss carryforwards, aggregating approximately $2,600,000. Due to the change in the Company's type of business (see Note 5), benefits from the aforementioned loss carryforwards are not available to offset future income.

               In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the asset and liability approach of providing for income taxes and required implementation no later than for fiscal years beginning after December 15, 1992. Effective January 1, 1993 the Company adopted the provisions of SFAS 109. These provisions have not had a material impact on the Company's financial statements.

               The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:


                                                  December 31,     December 31,
                                                     1995              1994
                                                  ------------      -----------
         Deferred tax assets:
            Allowance for rights to receive      $  115,000       $   65,000
            Net operating loss carryforward         680,000          731,000
                                                 ----------       ----------
                                                    795,000          796,000
         Less valuation allowance                  (792,500)        (793,000)
                                                 ----------       ----------

         Net deferred tax asset                       2,500            3,000
         Deferred tax liabilities:
            Property and equipment                   (2,500)          (3,000)
                                                 ----------       -----------
         Net deferred tax asset                  $      -           $    -
                                                  ==========       ===========

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995



NOTE  2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES  (Continued):

        (i)    INCOME TAXES (CONTINUED):

               The Company has available at December 31, 1995 and 1994 unused operating loss carryforwards of approximately $1,744,000 and $1,881,000, respectively, which may be applied against future taxable income expiring in various years through 2008. At an assumed tax rate of 39%, these carryforwards and other items may result in deferred tax assets of approximately $795,000 and $796,000, respectively. Since there is no assurance that the Company will generate future taxable income to utilize this asset, a valuation allowance has been provided as of December 31, 1995 and 1994.

        (j)    RECLASSIFICATIONS:

               Certain   reclassifications  were  made  to  the  1994  and  1993
               financial statements to conform to the current year's reporting format.


NOTE  3  -     PROPERTY AND EQUIPMENT:

               Property and equipment consists of the following:


                                                                                   December 31,
                                                                             ---------------------
                                                                                1995          1994
                                                                             ---------     --------
               Furniture and fixtures                                        $  69,990     $  68,592
               Office equipment                                                 89,594        56,771
               Leasehold improvements                                            1,285         1,285
                                                                             ---------     ---------
                                                                               160,869       126,648
               Less:  accumulated depreciation and amortization                 51,493        28,091
                                                                             ---------     ---------
                                                                              $109,376     $  98,557
                                                                             =========     =========

NOTE  4  -     OTHER ASSETS:


                                                                                    December 31,
                                                                             ----------------------
                                                                                 1995          1994
                                                                             ----------       -----

               Other assets consists of the following:

               Franchise agreement - net of accumulated amortization of
                 $95,600 and $67,750 for 1995 and 1994, respectively
                 (Notes 2g and 5)                                            $455,400      $383,250
               Security deposits                                                8,820         8,015
                                                                             --------      --------
                                                                             $464,220      $391,265
                                                                             ========      =========

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995



NOTE  5  -     FRANCHISE AGREEMENT:

               TM West, a wholly-owned subsidiary of the Company (see Note 1), was formed for the purpose of negotiating and entering into a franchise agreement with Network. This franchise agreement was executed in December, 1991, and assigned by TM West to the Company in May 1992. The term of the franchise agreement is for 10 years with an option exercisable by the Company for two additional successive 10 year periods, provided certain conditions are met. In connection with this operation, the Company changed its name to The Western Transmedia Company, Inc. (see Note 1).

               Under the initial franchise agreement, the Company acquired the exclusive right to operate a franchise in the state of California, the primary business of which is the acquisition of "Rights to Receive" from restaurants located in California that accept the Transmedia Card (a private charge card marketed and issued by Network) and the sale of such Rights to Receive to holders of the card who are then entitled to a 25% savings from listed menu prices when dining at participating restaurants.

               Restaurants that join the Transmedia program are provided with two of their essential needs: advance financing and additional diners. The Company purchases for cash, and in some instances, prepaid advertising, from full service restaurants, food and beverage credits (Rights to Receive) which are then used by card members when patronizing such restaurants. Rights to Receive are purchased in an amount equal to approximately 50% of the listed menu prices of such food and beverage credits.

               The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and the cardmember's charges at such restaurants net of the 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fee for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, the Company and Network have waived substantially all first year membership fees in connection with its marketing programs.

               The franchise agreement to operate in California, provided for an initial franchise fee of $250,000 (which was paid in July 1992) as well as 150,000 shares of common stock of the Company (see
               Note 7b), which shares were issued in January 1992. The franchise agreement also provided for payments to Network's advertising and promotion fund in the amount of $250,000; one-half of which was paid with the initial franchise fee and the balance to be paid in 12 equal consecutive monthly installments, without interest, commencing in July 1993. The funds for advertising and promotion were to be used by Network for the exclusive benefit of the Company during the two year period following the effective date of the franchise agreement. Effective September 30, 1993 the Company entered into an agreement with Network whereby substantially all local advertising expenses would be paid directly by the Company, instead of through the advertising and promotional fund to which the Company had contributed. As a result of this agreement, the Company's remaining obligation under this note was terminated. In addition, Network reimbursed the Company approximately $55,000 for the unused portion of the fund contributed by the Company.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  5  -     FRANCHISE AGREEMENT  (Continued):

               In December 1993, the Company exercised it's option to acquire the franchise to operate in the state of Washington through the issuance of 50,000 shares of common stock to Network valued by the Company at $150,000. The Company also acquired the franchise to operate in the City of Reno, Nevada and the Nevada portion of the Lake Tahoe resort area by issuing 10,000 shares of common stock to Network at a value of $30,000. The Company also exercised an option in June, 1995 to operate in the state of Oregon for an initial payment of $100,000. The Company issued 35,000 shares of its common stock to effect this payment.

               For each of the franchises, the Company is also required to pay Network a 7 1/2% general service charge and a 2 1/2% advertising fee based on the gross dollar amount of food and beverage credits used by cardmembers within each territory. The Company is also required to pay a miscellaneous administrative fee based upon the number of participating restaurants and charge card transactions during any given month. Additionally, the Company is subject to a non-compete agreement.


NOTE  6  -     LONG-TERM DEBT:

               The Company is the lessee of office and computer equipment through leases which expire in years through 2000. The assets (and liability) under these leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capitalized leases, included in depreciation expense for the years ended December 31, 1995 and 1994, aggregated $3,381 and $2,914, respectively.

               Minimum future lease payments under capitalized leases as of December 31, 1995 and for each of the next five fiscal years and in the aggregate are as follows:

                       1996                                       $  6,544
                       1997                                          6,544
                       1998                                          5,583
                       1999                                          4,349
                       2000                                          6,324
                                                                  --------
               Total minimum lease payments                         29,344
               Less: amount representing interest                   10,888
                                                                  --------
                                                                   $18,456
                                                                  ========

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  6  -     LONG-TERM DEBT:

               The interest rate has been calculated at approximately 10% and was based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.


NOTE  7  -     COMMON STOCK:

        (a) In December 1991, the Company effected a reverse stock split of its issued and outstanding common stock on a one (1) for thirty
               (30) basis. The number of authorized shares (25,000,000) was not changed.

               In May 1992, the Company effected a second reverse stock split on a one (1) for two (2) basis resulting in 1,500,000 shares, $.60 par value, issued and outstanding. The number of authorized shares was not changed.

               All references to the number of common shares and per share amounts in the accompanying financial statements, have been restated to reflect the reverse stock splits.

        (b) In January 1992, the Company issued 150,000 shares, as restated, of its common stock to Network (see Note 5) in connection with the franchise agreement. These shares were issued at a post reverse stock split price of $.14 per share.

               In July 1992, the Company completed a private placement of 3,397,317 shares of its common stock at a price of $.60 per share (par value) which yielded net proceeds of approximately $1,966,000. With the completion of this private placement, the Company had 4,897,265 shares of its common stock outstanding. In addition, during 1991 and 1992 the Company also expended approximately $369,000 in costs associated with a terminated public offering.

        (c) In July 1993, the Company completed a private placement of 1,764,624 units (each unit consisting of one share of common stock and one common stock purchase warrant) at a price of $1.70 per unit which yielded net proceeds of approximately $2,625,000. In November 1993, the Company also completed a private placement of 294,117 units (each unit consisting of one share of common stock and one common stock purchase warrant) at a price of $1.70 per unit for net proceeds of approximately $463,000. The warrants are exercisable at a price of $3.00 per share through December 1994 and at $4.00 per share thereafter and through June 1996. The warrants are also redeemable at a price of $1.00 per warrant, at the option of the Company, based upon certain circumstances.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  7  -     COMMON STOCK  (Continued):

        (c) In July 1993, the Company also issued 2,500 shares of common stock in lieu of consulting fees aggregating $6,250.

               Pursuant to the terms of a employment agreement with an officer of the Company (see Note 10a) the Company has reflected $46,875 as additional compensation for the year ended December 31, 1993. Payment was made by issuing 25,000 shares of common stock. The value of the shares is included in common stock subscribed as of December 31, 1993.

               As payment for the exercise of franchise options for the states of Washington and the City of Reno, Nevada and the Nevada portion of the Lake Tahoe resort area (see Note 5), the Company has agreed to issue 60,000 shares of common stock to Network. These shares are valued by the Company at $180,000. This amount is also included in common stock subscribed as of December 31, 1993.

        (d) In December 1994, through a unit offering, warrant holders of 800,000 warrants exchanged their warrants and paid $3.00 per warrant for a unit consisting of a share of common stock and a new warrant. This offering resulted in net proceeds to the Company of $2,138,393. These new warrants are exercisable at a price of $4.00 per share through December 31, 1997. In addition, in December 1994, holders of 5,754 existing warrants exercised their right to purchase common stock at a price of $3.00 per share.

        (e) In June 1995, as payment for the exercise of a franchise option for the state of Oregon, the Company issued 35,000 shares of its common stock to Network. These shares are valued by the Company at $100,000.


NOTE  8  -     STOCK OPTION PLAN:

               The Company has established a Stock Option Plan, as amended, under which options to purchase up to a maximum of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE  8  -     STOCK OPTION PLAN  (Continued):

               As of December 31, 1995 options granted under this plan were as follows:



                                                                                                               Total Option
                                                                           Shares          Option Price            Price
                                                                           ------          ------------        -------------

               Balance outstanding at December 31, 1992                    159,000         $.60 - $1.75        $   177,750

               Granted                                                      20,000                 2.75             55,000
               Granted                                                     125,000                1.875            234,375
               Granted                                                      50,000               2.8125            140,625
               Exercised                                                    (1,666)                1.75             (2,915)
               Canceled                                                     (3,334)                1.75             (5,835)
                                                                           --------       -------------         -----------
               Balance outstanding December 31, 1993                       349,000                                 599,000

               Granted                                                      32,500                 3.25            105,625
               Exercised                                                   (15,000)                 .60             (9,000)
               Exercised                                                    (2,500)                1.75             (4,375)
               Canceled                                                     (5,000)                1.75             (8,750)
               Canceled                                                     (7,500)               1.875            (14,062)
                                                                           --------       -------------         -----------
               Balance outstanding December 31, 1994                       351,500                                 668,438

               Granted                                                     320,000        $2.00 - $3.75            568,128
               Canceled                                                     (2,500)                1.75             (4,375)
                                                                           --------                             -----------

               Balance Outstanding December 31, 1995                       669,000                              $1,232,191
                                                                           ========                             ===========


               The Company has not adopted SFAS No. 123 - accounting for stock based compensation for the year ended December 31, 1995 but will adopt this standard for the year ended December 31, 1996, as required.


NOTE  9  -     EARNINGS (LOSS) PER SHARE:

               Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. The effect on earnings (loss) per share resulting from the exercise of common stock warrants is antidilutive and therefore not shown.

               A detailed  computation  of earnings per common share  appears in
               Exhibit 11 of this Form 10-K.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE 10  -     COMMITMENTS AND CONTINGENCIES:

         (a)   EMPLOYMENT/CONSULTING AGREEMENTS:

               The Company entered into a new employment agreement with its Chief Executive Officer, which agreement commenced January 1, 1995 and expires on December 31, 1996. The agreement provides for a base annual salary of $175,000 for the first year and $200,000 for 1996. This employee is also entitled to a bonus, based upon pre-tax earnings, of 5% on the first $2,000,000 and 6 1/2% on all earnings in excess of $2,000,000. The employee was also granted options to acquire 150,000 shares of common stock at prices ranging from $2.82 to $3.75 per share. The employment agreement also contains provisions for a covenant not to compete in the event of termination and various buy-out provisions in the event of termination, disability, death or a sale of a controlling interest or substantially all the assets of the Company.

               The Company also entered into an agreement with an Executive Vice President. This agreement was effective as of January 1, 1995 and would have expired on December 31, 1996. The terms of this agreement provided for an annual base salary of $115,000 for the first year and $140,000 for the second year. This employee was also granted options to acquire 105,000 shares of common stock at prices ranging from $2.82 to $3.75 per share. The Executive Vice President resigned from the Company in January 1996.

               The Company also entered into a consulting agreement with a company in which a director and its executive vice president are shareholders. The agreement provided for monthly consulting fees of $2,500 for the first 12 months, increasing to $2,917 per month thereafter through December 1996. This agreement was terminated effective December 31, 1995.

         (b)   OPERATING LEASE:

               The Company has entered into operating leases for office space which expire in various years through 1999 with renewal options. The leases provide for payment of taxes and the Company's proportionate share of basic operating costs.

               Minimum future base rental payments under these leases, for each of the next four years and in the aggregate are as follows:

                   Year ending December 31, 1996             $102,882
                   Year ending December 31, 1997               60,078
                   Year ending December 31, 1998               58,874
                   Year ending December 31, 1999               40,399
                                                             --------
                                                             $262,233
                                                             ========

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995




NOTE 10  -     COMMITMENTS AND CONTINGENCIES  (Continued):

         (b)   OPERATING LEASE (CONTINUED):

               Rent expense for the years ended December 31, 1995, 1994 and 1993 aggregated $113,859, $91,931 and $46,707, respectively.

               The  Company  also  leases   office   space  in  Orange   County,
               California, on a month-to-month basis, at a cost of $640 per month.


NOTE 11 -      BUSINESS CONCENTRATIONS:

               Most of the Company's participating restaurants are located in the San Francisco/Los Angeles areas. No single participating restaurant accounted for more than 5% of the Company's sales in any fiscal year presented.

               One participating restaurant's Rights to receive balance was greater than 5% (5.2%) of the total Rights to receive balance at December 31, 1994. No single participating restaurant's Rights to receive balance was greater than 5% of the total Rights to receive balance at December 31, 1995.