Form 10-Q
period 1996-03-31
WESTERN TRANSMEDIA CO INC
filed 1996-05-10
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                       OR



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to --------------

                         Commission file number 0-22922
                                                --------

                      THE WESTERN TRANSMEDIA COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                      06-0995978
- ----------------------------                    -----------------------------
(State or Other Jurisdiction                    (IRS Employer Identification
 of Incorporation or Organi-                         Number)
 zation)

475 SANSOME ST., SAN FRANCISCO, CA                    94111
- ----------------------------------------            ----------
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (415) 397-3001
                                                    ---------------
                                       N/A
- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No  / /

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 29, 1996 there were outstanding 7,903,421 shares of the Registrant's Common Stock, $.60 par value.

                      THE WESTERN TRANSMEDIA COMPANY, INC.



                                      INDEX

                                                                                       PAGE(S)

PART 1.        Financial Information

ITEM 1.        Financial Statements:

               Consolidated Balance Sheets - March 31, 1996 (unaudited)
               and December 31, 1995                                                      3.

               Consolidated Statements of Operations - Three Months Ended
               March 31, 1996 and 1995 (unaudited)                                        4.

               Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 1996 and 1995 (unaudited)                                        5.

               Notes to Interim Consolidated Financial Statements (unaudited)             6.


ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        8.


PART 2.        Other Information                                                         15.


SIGNATURES                                                                               16P.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                             MARCH 31,              DECEMBER 31,
                                                                                               1996                    1995
                                                                                           --------------           -------------

                                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash (including interest bearing deposits)                                                $  2,659,584           $  3,040,620
   Accounts receivable                                                                            125,536                134,544
   Rights to  receive - net of  reserve  for  unrealizable  rights to receive of
      $318,864 and $294,415 at March 31, 1996 and December 31, 1995,
      respectively (Note 2)                                                                     3,278,824              2,321,626
   Prepaid expenses and other current assets                                                      118,765                133,590
                                                                                            -------------           ------------
TOTAL CURRENT ASSETS                                                                            6,182,709              5,630,380
                                                                                            -------------           ------------

PROPERTY AND EQUIPMENT - NET                                                                      103,352                109,376
                                                                                             ------------           ------------

OTHER ASSETS:
   Franchise agreement - net of accumulated amortization of $103,500 and $95,600 at March 31, 1996 and December 31,
      1995, respectively                                                                          447,500                455,400
   Security deposits                                                                                8,865                  8,820
                                                                                           --------------          -------------
                                                                                                  456,365                464,220
                                                                                            -------------           ------------
TOTAL ASSETS                                                                                 $  6,742,426           $  6,203,976
                                                                                             ============           ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable - rights to receive (Note 2)                                            $     916,178           $    365,941
   Accrued liabilities                                                                             73,406                 96,681
   Capitalized lease obligations - current portion                                                  3,019                  2,854
                                                                                           --------------         --------------
TOTAL CURRENT LIABILITIES                                                                         992,603                465,476
                                                                                            -------------          -------------

LONG-TERM DEBT:
   Capitalized lease obligations                                                                   14,782                 15,602
                                                                                           --------------         --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 2,000,000 shares authorized; none issued
      or outstanding                                                                                   --                     --
   Common stock, $.60 par value, 25,000,000 shares authorized; 7,903,421 shares issued and outstanding as of March 31, 1996 and December 31,
      1995, respectively                                                                        4,742,053              4,742,053
   Additional paid-in capital                                                                   5,542,062              5,542,062
   Retained earnings (deficit)                                                                 (4,549,074)            (4,561,217)
                                                                                            -------------          -------------
TOTAL SHAREHOLDERS' EQUITY                                                                      5,735,041              5,722,898
                                                                                            -------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $  6,742,426           $  6,203,976
                                                                                             ============           ============


The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the Three Months
                                                                     Ended March 31,
                                                             ----------------------------------

                                                                  1996                 1995
                                                                  ----                 ----
NET SALES                                                      $2,591,458           $3,260,927

COST OF SALES                                                   1,713,600            2,174,076
                                                              -----------          -----------

GROSS PROFIT                                                      877,858            1,086,851
                                                              -----------          -----------

EXPENSES AND OTHER (INCOME):
   Franchise costs                                                359,225              454,224
   Operating expenses                                             540,830              553,029
   Interest expense                                                   981                  488
   Interest income                                                (35,321)             (33,447)
                                                              -----------           -----------
                                                                  865,715              974,294
                                                              -----------          -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                           12,143              112,557

PROVISION FOR INCOME TAXES  (NOTE 3)                                -                        -
                                                              -----------          -----------

NET INCOME                                                    $    12,143          $   112,557
                                                              ===========           ===========

EARNINGS PER COMMON SHARE  (NOTE 4)                           $       -            $       .01
                                                              ===========           ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (NOTE 4)                                      7,950,803            7,980,930
                                                              ===========            =========





The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         For the Three Months
                                                                                                            Ended March 31,
                                                                                               ------------------------------------
                                                                                                       1996                1995
                                                                                               ---------------      ---------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from franchisor for cardholder restaurant spending                                $ 2,600,564          $ 3,317,493
   Cash paid for franchise fees                                                                       (360,927)            (462,025)
   Cash paid for rights to receive                                                                  (2,164,476)          (2,232,359)
   Cash paid to suppliers and employees                                                               (488,712)            (678,630)
   Interest received                                                                                    35,321               33,447
   Interest paid                                                                                          (982)                (488)
                                                                                                   -----------          -----------
      NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                     (379,212)             (22,562)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                   (1,125)             (16,002)
   Security deposits                                                                                       (45)                (959)
                                                                                                   -----------          -----------
      NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                                       (1,170)             (16,961)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations                                                                  (654)                (483)
                                                                                                   -----------          -----------
      NET CASH (UTILIZED) BY FINANCING ACTIVITIES                                                         (654)                (483)
                                                                                                   -----------          -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           (381,036)             (40,006)

   Cash and cash equivalents, at beginning of year                                                   3,040,620            2,674,409
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                        $ 2,659,584          $ 2,634,403
                                                                                                   ===========          ===========

RECONCILIATION OF NET INCOME TO NET CASH
   (UTILIZED) BY OPERATING ACTIVITIES:
   Net income                                                                                      $    12,143          $   112,557
   Adjustments to reconcile net income to net cash (utilized) by operating activities:
         Allowance for unrealizable rights to receive                                                   52,038               43,963
         Depreciation and amortization                                                                  15,048               12,571
   Changes in assets and liabilities:
      Decrease in accounts receivable                                                                    9,007               39,142
      Decrease (increase) in rights to receive                                                      (1,009,235)             251,742
      Decrease (increase) in prepaid expenses and other current assets                                  14,825              (63,634)
      Increase (decrease) in accounts payable - rights to receive                                      550,238             (306,887)
      (Decrease) in accrued expenses                                                                   (23,276)            (112,016)
                                                                                                   -----------          -----------
            NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                            $  (379,212)         $   (22,562)
                                                                                                   ===========          ===========


The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1      -    BASIS OF PRESENTATION:

                 In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. ("TM West") contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

                 The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2      -    DESCRIPTION OF THE COMPANY:

                 In December 1991, the Company entered into a franchise agreement (the "Franchise Agreement") with Transmedia Network Inc. ("Network") that granted to the Company the exclusive right to operate a franchise (the "Franchise"), the primary business of which is the acquisition of "Rights to Receive" (food and beverage credits) from restaurants, located in California, that accept the Transmedia Restaurant Card (a private restaurant charge card marketed and issued by Network). Rights to Receive are stated at cost which approximates 50% of the retail value of Rights to Receive obtained. Rights to Receive, as presented in the current asset section of the Company's balance sheets, include both the funded and unfunded portion. Accounts payable - Rights to Receive represents the unfunded portion. The Company sells such Rights to Receive to holders of the card who are then entitled to up to a 25% savings from listed menu prices when dining at participating restaurants.

                 In December 1993, the Company exercised its option to acquire the franchise to operate in the State of Washington. The Company also acquired the franchise to operate in the City of Reno, Nevada and the Nevada portion of the Lake Tahoe resort area. The Company also exercised an option in June 1995 to operate in the State of Oregon.

                 The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and cardmember's charges at such restaurants, net of the up to 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fees for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, the Company and Network have waived substantially all first year membership fees in connection with its marketing programs.

                 In January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee to a new 20% program. The new program provides a 20% savings to cardholders with no annual fee, as long as cardholder usage is at least $200 during each membership year.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  2     -    DESCRIPTION OF THE COMPANY  (CONTINUED):

                 Transmedia restaurant charges in participating restaurants, by cardholders who have enrolled in the 20% Program, will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program Transmedia restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by cardholders who remain enrolled in the traditional 25% savings program. No assurances, however, can be given as to the number of cardholders residing in or outside California that will enroll or convert to the 20% program. Therefore, the Company is presently unable to predict the effect the 20% program will have upon total overall net sales or gross profit. The amount of net sales during the three month period ended March 31, 1996 attributable to Transmedia restaurant charges in participating restaurants by cardholders who have enrolled in the 20% program was not significant.


NOTE 3      -    INCOME TAXES:

                 At December 31, 1990, the Company had operating loss carryforwards, aggregating approximately $2,600,000. Due to the change in the Company's type of business in 1991, benefits from the aforementioned loss carryforwards are not available to offset future income. Since the change in type of business the Company has generated losses, aggregating approximately $1,730,000, which are being carried forward to offset future taxable income.


NOTE 4      -    EARNINGS PER SHARE:

                 Earnings per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

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

         The Company's franchise business activities under the Franchise Agreement, which the Company commenced in August 1992, are (i) to provide cash payments to Participating Restaurants that it recruits in its Franchise Territory to join the Transmedia Network in exchange for food and beverage credits, known as "Rights to Receive," and (ii) to obtain additional holders of the Transmedia Card in its Franchise Territory. The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also purchase Rights to Receive by paying for other services and goods utilized by the Participating Restaurant, such as media placements services and restaurant equipment. The Company expects to derive substantially all of its revenues from operations by purchasing Rights to Receive from Participating Restaurants in its Franchise Territory and the sale of such Rights to Receive to holders of the Transmedia Card.

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

         The Transmedia Card may also be used to charge other services, including hotel rooms, recreational, telephone and other miscellaneous services (see "Recent Developments.") The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Company's Franchise Territory. The Company does not have any rights to participate in or derive any income from these other services.

RECENT DEVELOPMENTS

         In January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50. The new program, the 20% Program, provides a 20% savings to cardholders with no annual fee so long as cardholder usage is at least $200 during each membership year.

         Network has indicated that commencing in 1996, substantially all programs to obtain new cardholders will utilize the 20% Program and that Network will take a leading role to promote the Transmedia Card on a national basis utilizing arrangements with large national organizations and businesses. The Company believes that because of the portion of the overall U.S. population residing in California, Network's national programs will result in the addition of a meaningful number of new California Cardholders. The Company also believes that a substantial number of new Cardholders residing in California will initially enroll in the 20% Program and that an increasing number of existing Cardholders in California will convert to the 20% Program.

         All costs of such national programs will be borne by Network. No commissions will be paid by Network to the Company with respect to new 20% Program cardholders obtained from these national programs.

         Transmedia restaurant charges in Participating Restaurants, by Cardholders who have enrolled in the 20% Program, will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program Transmedia restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by Cardholders who remain enrolled in the traditional 25% savings program. No assurances, however, can be given as to the number of Cardholders residing in or outside California that will enroll or convert to the 20% Program. Therefore, the Company is presently unable to predict the effect the 20% Program will have upon total overall net sales or gross profit. The amount of net sales during the three month period ended March 31, 1996 attributable to Transmedia restaurant charges in Participating Restaurants by Cardholders who have enrolled in the 20% Program was not significant.

         The Company anticipates that its own 1996 activities directed to obtain new cardholders residing in California will be reduced as a result of the national programs of Network discussed above. However, the Company intends to continue soliciting new cardholders utilizing the 20% Program through programs in California with organizations and businesses with significant memberships or customers that will involve distribution of at least 50,000 applications per program. With respect to these activities of the Company, the Company anticipates that it will be reimbursed for its expenses by Transmedia for a significant number of such programs.

         As mentioned above, in fiscal 1995, Network began to offer to Cardholders use of the Transmedia Card at certain hotels, resorts, golf courses, ski lifts and access to discount long distance telephone services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Company's franchise territory. The Company does not have any rights to participate in or derive any income from these programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED
TO THE THREE MONTHS ENDED MARCH 31, 1995

         Net sales for the three month period ended March 31, 1996 were $2,591,458. This was a decrease of $669,469 as compared to $3,260,927 in net sales during the three month period ended March 31, 1995. Sales for the quarter ended March 31, 1996 were negatively impacted by a decrease in the average restaurant spending per Cardholder, which the Company attributes to general weakness in restaurant sales and the economy in California as well as increasing competition for other restaurant promotion programs that have been introduced into the California market. The Company does not know what effect these factors will have upon future short term earnings trends. However, the Company believes that it will realize long term earnings growth as a result of both the competitive advantages offered by the Transmedia program compared to other restaurant promotion programs, and through continued expansion into new geographical areas including San Diego and Seattle, Washington.

         The Company incurs franchise costs of approximately 14% of net sales. Franchise costs were $359,225 and $454,224 for the three month periods ended March 31, 1996 and 1995, respectively.

         The Company operates with an approximate 33% gross profit margin from net sales of Rights to Receive to Cardholders. The Company's net sales contributed $877,858 and $1,086,851 in gross profit for the three month periods ended March 31, 1996 and 1995, respectively.

         Operating expenses (selling, general and administrative expenses) aggregated $540,830 and $553,029 for the three month periods ended March 31, 1996 and 1995, respectively. Operating expenses as a percentage of net sales increased to 20.9% for the three month period ended March 31, 1996 compared to 17.0% for the three month period ended March 31, 1995. The 3.9% increase in operating expenses as a percentage of net sales is attributable to the primarily fixed nature of the Company's operating expenses (overhead) while net sales decreased, as discussed above.

         For the three month period ended March 31, 1996, operating expenses consisted primarily of salaries and payroll related expenses ($298,000), professional and consulting fees ($32,000), rent and office expenses ($67,000), the Company's reserve for unrealizable Rights to Receive ($52,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($13,000 net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($46,000).

         For the three month period ended March 31, 1995, operating expenses consisted primarily of salaries and payroll related expenses ($323,000), professional and consulting fees ($34,000), rent and office expenses ($62,000), the Company's reserve for unrealizable Rights to Receive ($44,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($18,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($51,000).

         Interest income was $35,321 and $33,447 for the three month periods ending March 31, 1996 and 1995, respectively.

         For the three month period ended March 31, 1996, the Company generated a net profit of $12,143 or $.00 per share compared to a net profit of $112,557 or $.01 per share for the three month period ended March 31, 1996. The decrease of $100,414 was primarily attributable to the lower gross profit (net of franchise fees) corresponding to the decrease in net sales experienced by the Company.

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

         The Company is actively engaged in acquiring Rights to Receive from Participating Restaurants solicited primarily in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and the Orange County Area. The number of restaurants that participate in the Transmedia Network depends primarily upon several factors, including general market acceptance of the Company's business in California, competition, economic trends in the restaurant industry in California, the number of sales employees soliciting Participating Restaurants and the general effectiveness of the Company's and Network's advertising and marketing activities. These factors make it difficult to estimate the number of restaurants from which it will purchase Rights to Receive. At March 31, 1996 there was an aggregate 538 Participating Restaurants consisting of 248 in the San Francisco Bay Area and 233 in the Los Angeles Metropolitan Area and 57 in Orange County. At December 31, 1995 there was an aggregate 553 Participating Restaurants consisting of 265 in the San Francisco Bay Area, 231 in the Los Angeles Metropolitan Area, and 57 in Orange County. At March 31, 1996 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, Los Angeles Metropolitan area, and Orange County area of approximately $5,000, $5,500, and $2,500, respectively. At December 31, 1995 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, the Los Angeles Metropolitan area, and the Orange County area of approximately $4,250, $4,300, and $2,200, respectively. It is the Company's experience that approximately 70% of all the Company's Participating Restaurants listed in the Network's published directories renew their Rights to Receive agreements after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants is expended and additionally 70% of all Participating Restaurants eligible for their second renewal renew their contract. After the second renewal, renewal rates drop sharply because the Participating Restaurants with the Company's help have become successful and no longer wish to sell food and beverage credits at a discount, the Company chooses not to renew the Participating Restaurant or the Participating Restaurant has been sold or gone out of business. However, offsetting this drop is the fact that new restaurants start up as old ones go out of business, providing the Company with new restaurant prospects.

         During the year ended December 31, 1995 the Company began entering into nine to twelve month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum time period of participation by the restaurant in the event that the initial credits purchased by the Company from the restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment once the initial credits have been exhausted, the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive as Cardholder charges are submitted. At March 31, 1996 and December 31, 1995 there were 436 and 431 Participating Restaurants, respectively, which had entered into commitment agreements. The Company believes that the commitment agreements have had a positive effect upon restaurant retention and cash flow. The long term impact of the commitment agreements with Participating Restaurants upon restaurant renewal rates and rights to receive balances is not yet known.

         The Company's working capital was approximately $5,190,000 at March 31, 1996 and $5,165,000 at December 31, 1995. The approximately $25,000 increase is primarily attributable to the Company's net income for the three month period ended March 31, 1996 adjusted for depreciation and amortization expense.

         The Company's cash balances were approximately $2,600,000 and $3,041,000 at March 31, 1996 and December 31, 1995, respectively. The approximately $381,000 decrease is primarily attributable to the Company's payment for additional Rights to Receive partially offset by the Company's net income for the three month period ended March 31, 1996. The Company's funded Rights to Receive balance (Rights to Receive less Rights to Receive payable) increased by approximately $431,000 during the three month period ended March 31, 1996. This compared to an approximately $40,000 decrease in cash during the three month period ended March 31, 1995 when the increase in the Company's funded Rights to Receive balance was not significant. Additionally, during this period the cash generated by operations from the Company's higher net profit was utilized by the payment of accrued professional fees related to the Company's December 1994 Unit Offer.

         The Company's current ratio at March 31, 1996 was 6.2:1 and its debt to net worth was approximately .2:1.

         Cash flow used in operating activities for the three month period ended March 31, 1996 was $379,212. During the three month period ended March 31, 1996 cash generated from cardholder restaurant spending net of franchise fees was approximately $2,240,000 and interest income was approximately $35,000. Operating expenditures during the three month period ending March 31, 1996 consisted of approximately $2,164,000 paid to purchase Rights to Receive and $489,000 paid to suppliers and employees.

         Cash flow used in operating activities for the three month period ended March 31, 1995 was $22,562. During the three month period ended March 31, 1995 cash generated from cardholder restaurant spending net of franchise fees was approximately $2,855,000 and interest income was approximately $33,000. Operating expenditures during the three month period ending March 31, 1995 consisted of approximately $2,232,000 paid to purchase Rights to Receive and $679,000 paid to suppliers and employees.

         Cash flow used in investing activities for the three month period ended March 31, 1996 was $1,170 compared with cash flow used in investing activities $16,961 in the three month period ending March 31, 1995. Cash flow used by investing activities was primarily for the purchase of office furniture and equipment.

         Cash flow used in financing activities for the three month period ended March 31, 1996 was $654 compared with cash flow used in financing activities of $483 in the three month period ended March 31, 1995. Cash flow used by financing activities was for the payment of capital lease obligations.

         The Company intends to continue expanding its operations during the next 9 months and on a long-term basis in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and in Orange County. The Company has begun expansion into the Lake Tahoe and Carmel/Monterey Bay markets and also plans additional expansion into the San Diego market and the States of Washington and Oregon. The Company's initial obligation to being operations under its Washington Franchise commences December 31, 1996 and under its Oregon Franchise in April 1997.

         The Company generated a net profit for the three months ended March 31, 1996, the year ended December 31, 1995 and each of the three month periods ended December 31, 1994, and September 30, 1994. Additionally, the Company generated cash flow from operations of approximately $392,000 during the year ended December 31, 1995.

         The Company believes that cash on hand at March 31, 1996 will be sufficient to fund the Company's planned operations at least through December 31, 1996.

         On a long-term basis, the Company anticipates cash flow from operations as a result of increased usage of the Transmedia Card through expansion of the number of Participating Restaurants and Cardholders. To accomplish this result, the Company actively continues to recruit new Participating Restaurants that will accept the Transmedia Card and incur advertising and promotion and marketing costs in this connection. Through the year ended December 31, 1995, the Company actively recruited new California Cardholders and also anticipates that commencing in 1996 additional California Cardholders will be recruited as a result of national Cardholder programs to be conducted by Network. See "New Developments" for additional discussion regarding new national Cardholder programs to be developed by Network. Network reports that for its fiscal year ended September 30, 1995, between fifty-five and sixty (55-60%) percent of all Cardholders renewed their memberships. At September 30, 1995, substantially all Cardholders were enrolled in the 25% program.

         The Company presently has outstanding 2,052,987 warrants exercisable at $4.00 per share. The warrants expire December 31, 1997. The level of long term expansion in California, Washington and Oregon may be dependent upon additional capital raised by the exercise in 1996 and 1997 of the Company's Warrants. No assurance can be given, however, that the Company will raise additional capital from the exercise of its Warrants or obtain additional financing. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit or otherwise from a financial institution.

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

                           PART II: OTHER INFORMATION

ITEM 6.           Exhibits and Reports:

                  (a)      Exhibits

                           11     Computation of Earnings Per Common Share.

                           27     Financial Data Schedule


                  (b)      Reports on Form 8-K

                           On March 14, 1996, the Company filed a Report on Form 8-K reporting under Item 5 thereof that on March 7, 1996, the Company's Board of Directors voted to extend the expiration date of the Company's Common Stock Purchase Warrants, which were due to expire on June 24, 1996, until 5:00 P.M. (New York time) on December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE WESTERN TRANSMEDIA COMPANY, INC.



Date:  May 7, 1996                     /S/ STUART PELLMAN
                                       -------------------------------------
                                       Stuart M. Pellman
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX



      EXHIBIT NO.      DESCRIPTION OF EXHIBIT                       PAGE

           11          Computation of Earnings Per Common Share.     18.

           27          Financial Data Schedule                       19.