Form 10-Q
period 1996-06-30
WESTERN TRANSMEDIA CO INC
filed 1996-08-13
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              -----    -----

                                          Commission file number 0-22922
                                                                 -------

                      THE WESTERN TRANSMEDIA COMPANY, INC.
- -------------------------------------------------------------------------------

             (Exact name of Registrant as Specified in its Charter)

          Delaware                                       06-0995978
- ----------------------------                   ---------------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organi-                         Number)
 zation)

475 Sansome St., San Francisco, CA                                      94111
- ----------------------------------------                             -----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (415) 397-3001
                                                    --------------

                                       N/A
- --------------------------------------------------------------------------------


   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 8, 1996 there were outstanding 7,903,421 shares of the issuer's Common Stock, $.60 par value.

                      THE WESTERN TRANSMEDIA COMPANY, INC.





                                      INDEX

                                                                         Page(s)

PART 1.        Financial Information                                       3.

ITEM 1.        Financial Statements

               Consolidated Balance Sheets - June 30, 1996
               (unaudited) and December 31, 1995                           3.

               Consolidated  Statements of Operations - Six
               and Three Months Ended June 30, 1996 and
               1995 (unaudited)                                            4.

               Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 1996 and 1995 (unaudited)             5.

               Notes to Interim Consolidated Financial Statements
               (unaudited)                                                 6.

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8.

PART 2.        Other  Information                                         15.

SIGNATURES                                                                16.

EXHIBITS:
               Exhibit 11 - Earnings Per Share                            18.

               Exhibit 27 - Financial Data Schedule                       19.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -


                                                                                                June 30,           December 31,
                                                                                                1996                  1995
                                                                                               (unaudited)

CURRENT ASSETS:
  Cash (including interest bearing deposits)                                                 $  2,643,530          $  3,040,620
  Accounts receivable                                                                             146,825               134,544
  Rights to receive - net of allowances for doubtful amounts of $363,288 and
   $294,415 (Note 2)                                                                            2,732,299             2,321,626
  Prepaid expenses and other current assets                                                        94,390               133,590
                                                                                           --------------         -------------

TOTAL CURRENT ASSETS                                                                            5,617,044             5,630,380
                                                                                           --------------         -------------

PROPERTY AND EQUIPMENT - NET                                                                       96,192               109,376
                                                                                           --------------         -------------

OTHER ASSETS:
  Franchise agreements - net of accumulated amortization of
   $111,400 and $95,600 (Note 2)                                                                  439,600               455,400
  Security deposits and other assets                                                               31,580                 8,820
                                                                                           --------------        --------------

                                                                                                  471,180               464,220
                                                                                            -------------         -------------

TOTAL ASSETS                                                                                 $  6,184,416          $  6,203,976
                                                                                             ============          ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable - rights to receive (Note 2)                                             $     379,756         $     365,941
  Accrued liabilities                                                                              79,994                96,681
  Capitalized lease obligations - current portion                                                   3,194                 2,854
                                                                                           --------------        --------------

TOTAL CURRENT LIABILITIES                                                                         462,944               465,476
                                                                                            -------------         -------------

LONG-TERM DEBT:
  Capitalized lease obligations                                                                    13,915                15,602
                                                                                           --------------        --------------

COMMITMENTS AND CONTINGENCIES  (Note 5)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 2,000,000 shares authorized;
   none issued or outstanding                                                                       -                    -
  Common stock, $.60 par value, 25,000,000 shares authorized;
   7,903,421 shares issued and outstanding as of June 30, 1996
   and December 31, 1995                                                                        4,742,053             4,742,053
  Additional paid-in capital                                                                    5,542,062             5,542,062
  Retained earnings (deficit)                                                                  (4,576,558)           (4,561,217)
                                                                                            -------------         -------------

TOTAL SHAREHOLDERS' EQUITY                                                                      5,707,557             5,722,898
                                                                                            -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $  6,184,416          $  6,203,976
                                                                                             ============          ============

The accompanying notes are an integral part of these financial statements.


               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      For the Six Months            For the Three Months
                                                                        Ended June 30,                  Ended June 30,
                                                              -----------------------------       -----------------------------
                                                                   1996             1995              1996             1995
                                                              ------------     ------------       ------------      -----------

NET SALES                                                       $5,109,892       $6,157,941         $2,518,434       $2,897,014

COST OF SALES                                                    3,367,502        4,104,653          1,653,902        1,930,577
                                                               -----------      -----------        -----------      -----------

GROSS PROFIT                                                     1,742,390        2,053,288            864,532          966,437
                                                               -----------      -----------        -----------      -----------

EXPENSES AND OTHER (INCOME):
  Franchise costs                                                  706,385          857,752            347,160          403,528
  Operating expenses                                             1,119,167        1,169,066            578,337          616,037
  Interest expense                                                   1,925              731                944              243
  Interest income                                                  (69,746)         (72,090)           (34,425)         (38,643)
                                                               -----------      -----------        -----------       ----------
                                                                 1,757,731        1,955,459            892,016          981,165
                                                               -----------      -----------        -----------       ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                (15,341)           97,829            (27,484)         (14,728)
  Provision for income taxes (Note 3)                               -                -                  -                 -
                                                               -----------      -----------        -----------       ----------

NET INCOME (LOSS)                                              $   (15,341)     $    97,829        $   (27,484)     $   (14,728)
                                                               ===========      ===========        ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE
  (Note 4)                                                     $     -                 $.01      $      -          $     -
                                                               ===========             ====      =============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  (Note 4)                            7,930,819        7,975,752          7,931,007        7,975,647
                                                             =============        =========          =========        =========

 The accompanying notes are an integral part of these financial statements.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       For the Six Months
                                                                                                         Ended June 30,
                                                                                              -----------------------------------
                                                                                                   1996               1995
                                                                                              --------------      ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from franchisor for cardholder restaurant spending                             $   5,108,052        $  6,251,115
  Cash paid for franchise fees                                                                      (706,782)           (872,475)
  Cash paid for rights to receive                                                                 (3,889,106)         (4,227,785)
  Cash paid to suppliers and employees                                                              (951,457)         (1,308,927)
  Interest received                                                                                   69,746              72,090
  Interest paid                                                                                       (1,925)               (731)
                                                                                             ---------------     ---------------
   Net cash (utilized) by operating activities                                                      (371,472)            (86,713)
                                                                                             ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                  (1,125)            (16,334)
  Purchase of restaurant point of sale equipment                                                     (23,100)            --
  Security deposits                                                                                      (45)               (835)
                                                                                             ---------------     ---------------
   Net cash (utilized) by investing activities                                                       (24,270)            (17,169)
                                                                                             ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                                               (1,348)             (1,001)
                                                                                             ---------------      --------------
   Net cash (utilized) by financing activities                                                        (1,348)             (1,001)
                                                                                             ---------------      --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (397,090)           (104,883)

  Cash and cash equivalents, at beginning of year                                                  3,040,620           2,674,409
                                                                                               -------------      --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                    $   2,643,530      $    2,569,526
                                                                                               =============      ==============

RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH (UTILIZED) BY OPERATING ACTIVITIES:
  Net income (loss)                                                                           $      (15,341)     $       97,829
  Adjustments to reconcile net income (loss) to net cash (utilized)
    by operating activities:
      Allowance for doubtful rights to receive                                                       102,547              80,702
      Depreciation and amortization                                                                   30,495              25,232
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                       (12,281)             74,745
    (Increase) in rights to receive                                                                 (513,220)            (37,056)
    Decrease (increase) in prepaid expenses and other current assets                                  39,200            (133,841)
    (Decrease) increase in accounts payable - rights to receive                                       13,815             (86,311)
    (Decrease) in accrued expenses                                                                   (16,687)           (108,013)
                                                                                              --------------       -------------
      Net cash (utilized) by operating activities                                              $    (371,472)      $     (86,713)
                                                                                               =============       =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

a) During the year ended December 31, 1995, the Company exercised its franchise rights for the state of Oregon in exchange for 35,000 shares of common stock. These shares are valued by the Company at $100,000.


 The accompanying notes are an integral part of these financial statements.

            THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE  1  -     BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. ("TM West") contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

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

               The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

               The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and cardmembers' charges at such restaurants, net of up to 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fees for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, the Company and Network have waived substantially all first year membership fees in connection with its marketing programs.

               In January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee to a new 20% program. The new program provides a 20% savings to cardholders with no annual fee, as long as cardholder usage is at least $200 during each membership year.

               Transmedia restaurant charges in participating restaurants by cardholders who have enrolled in the 20% program will result in the receipt by the Company of net sales from each such

            THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE  2  -     DESCRIPTION OF THE COMPANY (Continued):

               individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by cardholders who remain enrolled in the traditional 25% savings program. No assurance, however, can be given as to the number of cardholders residing in or outside California that will enroll or convert to the 20% program. Therefore, the Company is presently unable to predict the effect the 20% program will have upon total overall net sales or gross profit. During the six month period ended June 30, 1996, the Company's gross profit margin increased from approximately 33% to approximately 34%, which is attributable to restaurant charges under the 20% program.


NOTE  3  -     INCOME TAXES:

               At December 31, 1990, the Company had operating loss carryforwards, aggregating approximately $2,600,000. Due to the change in the Company's type of business in 1991, benefits from the aforementioned loss carryforwards are not available to offset future income. Since the change in type of business the Company has generated losses aggregating approximately $1,730,000, which are being carried forward to offset future taxable income.


NOTE  4  -     EARNINGS PER SHARE:

               Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE  5  -     SUBSEQUENT EVENT:

               The Company and Network announced on July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase the Company's Franchise covering the States of California, Oregon, Washington and parts of Nevada. The transaction is expected to be valued in excess of $8 million in cash, which, in addition to the Franchise, would include the purchase of the Company's Rights to Receive. The Company will retain its cash and cash equivalents, which amounted to approximately $2,644,000 at June 30, 1996. In addition to the cash purchase price to be paid to the Company, Western Transmedia's shareholders will receive a pro rata distribution of 800,000 Network three year common stock purchase warrants, exercisable at $15 per share. The transaction, which is subject to shareholder approval, is expected to be completed in October 1996. The cash proceeds from the transaction, along with its existing cash, will be utilized by the Company for the acquisition of, or affiliation with, other businesses. The Company is in active, preliminary discussions and is pursuing due diligence toward consummation of two possible acquisitions, although at the present time no firm commitments have been reached. Prior to closing, the Company will continue to operate in the ordinary course of business, but will suspend any further geographic expansion.

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

         The Company's franchise business activities under the Franchise Agreement, which the Company commenced in August 1992, are (i) to provide cash payments to Participating Restaurants that it recruits in its Franchise Territory to join the Transmedia Network in exchange for food and beverage credits, known as "Rights to Receive", and (ii) to obtain additional holders of the Transmedia Card in its Franchise Territory. The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also purchase Rights to Receive by paying for other services and goods utilized by the Participating Restaurant, such as media placement services and restaurant equipment. The Company expects to derive substantially all of its revenues from operations by purchasing Rights to Receive from Participating Restaurants in its Franchise Territory and the sale of such Rights to Receive to holders of the Transmedia Card.

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

         All costs of such national programs will be borne by Network. No commissions will be paid by Network to the Company with respect to new 20% Program cardholders obtained from theses national programs.

         Transmedia restaurant charges in Participating Restaurants by Cardholders who have enrolled in the 20% Program will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by Cardholders who remain enrolled in the traditional 25% savings program. No assurances, however, can be given as to the number of Cardholders residing in or outside California that will enroll in or convert to the 20% Program. The effect of the 20% program upon the Company's gross profit during the three and six month periods ended June 30, 1996 is discussed in "Results of Operations."

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

         In 1995, Network began to offer to Cardholders use of the Transmedia Card at certain hotels, resorts, golf courses, ski lifts and access to discount long distance telephone services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Company's franchise territory. The Company does not have any rights to participate in or derive any income from these programs.

         The Transmedia Card may also be used to charge other services, including hotel rooms, recreational, telephone and other miscellaneous services. The Company's rights under the Franchise Agreement relate only to Participating Restaurants in the Company's Franchise Territory. The Company does not have any rights to participate in or derive any income from these other services.

Recent Developments

         The Company and Network announced on July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase the Company's Franchise covering the States of California, Oregon, Washington and parts of Nevada. The transaction is expected to be valued in excess of $8 million in cash, which, in addition to the Franchise, would include the purchase of the Company's Rights to Receive. The Company will retain its cash and cash equivalents, which amounted to approximately $2,644,000 at June 30, 1996. In addition  to  the  cash  purchase  price  to be  paid  to the  Company,  Western
Transmedia's shareholders will receive a pro rata distribution of 800,000 Network 3-year common stock purchase warrants, exercisable at $15 per share. The transaction, which is subject to shareholder approval, is expected to be completed in October 1996. The cash proceeds from the transaction, along with its existing cash, will be utilized by the Company for the acquisition of, or affiliation with, other businesses. The Company is in active, preliminary discussions and is pursuing due diligence toward consummation of two possible acquisitions, although at the present time no firm commitments have been reached. Prior to closing, the Company will continue to operate in the ordinary course of business, but will suspend any further geographic expansion.

Results of Operations

Three and Six Months Ended June 30, 1996 Compared to the Three and Six Months Ended June 30, 1995

         Net sales for the three and six month periods ended June 30, 1996 were $2,518,434 and $5,109,892, respectively. This was a decrease of $378,580 as compared to $2,897,014 in net sales during the three month period ended June 30, 1995 and a decrease of $1,048,049 as compared to $6,157,941 in net sales during the six month period ended June 30, 1995. Sales for the three and six months periods ended June 30, 1996 continued to be negatively impacted by a decrease in the average restaurant spending per Cardholder. The Company attributes the decrease in average restaurant spending per cardholder to increasing competition from other restaurant promotion programs that have been introduced into the California market as well as continued general weakness in the economy in California. The Company does not know what effect these factors will have upon future short term earnings trends.

         The Company's net sales contributed $864,532 and $966,437 in gross profit for the three month periods ended June 30, 1996 and 1995, respectively, and $1,742,390 and $2,053,288 for the six month periods ended June 30, 1996 and 1995, respectively. The Company operated with an approximate 34% gross profit margin from net sales of Rights to Receive to Cardholders during the three and six months ended June 30, 1996 compared to 33% during the three and six months ended June 30, 1995. The approximate 1% increase in gross profit margin is attributable to restaurant charges by Cardholders who have enrolled in the 20% program (see "General").

         The Company incurs franchise costs of approximately 14% of net sales. Franchise costs were $347,160 and $706,385 for the three and six month periods ended June 30, 1996 and $403,528 and $857,752 for the three and six month periods ended June 30, 1995, respectively.

         Operating expenses (selling, general and administrative expenses) aggregated $578,337 and $616,037 for the three month periods ended June 30, 1996 and 1995, respectively. Operating expenses (selling, general and administrative expenses) aggregated $1,119,167 and $1,169,066 for the six month periods ended June 30, 1996 and 1995, respectively. The decreases of $37,700 and $49,899 for the three and six month periods ended June 30, 1996 compared to the corresponding periods ended June 30, 1995 are primarily attributable to a reduction in payroll and related expenses. However, operating expenses as a percentage of net sales increased to 23.0 % for the three month period ended June 30, 1996 compared to 21.3% for the three month period ended June 30, 1995. Operating expenses as a percentage of net sales increased to 21.9 % for the six month period ended June 30, 1996 compared to 19.0% for the six month period ended June 30, 1995. The 1.7 % and 2.9 % increases in operating expenses as a percentage of net sales are attributable to the primarily fixed nature of the Company's operating expenses (overhead) while net sales decreased, partially offset by the payroll cost savings, as discussed above.

         For the three month period ended June 30, 1996, operating expenses consisted primarily of salaries and payroll related expenses ($282,000), professional and consulting fees ($50,000), rent and office expenses ($64,000), the Company's reserve for unrealizable Rights to Receive ($51,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($18,000 net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($55,000).

         For the three month period ended June 30, 1995, operating expenses consisted primarily of salaries and payroll related expenses ($341,000), professional and consulting fees ($59,000), rent and office expenses ($68,000), the Company's reserve for unrealizable Rights to Receive ($37,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($7,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($59,000).

         For the six month period ended June 30, 1996, operating expenses consisted primarily of salaries and payroll related expenses ($580,000), professional and consulting fees ($82,000), rent and office expenses ($131,000), the Company's reserve for unrealizable Rights to Receive ($103,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($31,000 net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($101,000).

         For the six month period ended June 30, 1995, operating expenses consisted primarily of salaries and payroll related expenses ($664,000), professional and consulting fees ($92,000), rent and office expenses ($130,000), the Company's reserve for unrealizable Rights to Receive ($81,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($25,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($110,000).

         Interest income was $34,425 and $38,643 for the three month periods ending June 30, 1996 and 1995, respectively and $69,746 and $72,090 for the six month periods ending June 30, 1996 and 1995, respectively.

         For the three month period ended June 30, 1996, the Company incurred a net loss of $27,484 or $.00 per share compared to a loss of $14,728 or $.00 per share for the three month period ended June 30, 1995. The increase in losses of $12,756 was primarily attributable to the lower gross profit (net of franchise fees) resulting from the decrease in net sales experienced by the Company and lower interest income, partially offset by reduced operating expenses.

         For the six month period ended June 30, 1996, the Company incurred a net loss of $15,341 or $.00 per share compared to net income of $97,829 or $.00 per share for the six month period ended June 30, 1995. The decrease in earnings of $113,170 was primarily attributable to the lower gross profit (net of franchise fees) resulting from the decrease in net sales experienced by the Company partially offset by reduced operating expenses.

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

         The Company is actively engaged in acquiring Rights to Receive from Participating Restaurants solicited primarily in the San Francisco Bay Area, the Los Angeles Metropolitan Area, and the Orange County Area. The number of restaurants that participate in the Transmedia Network depends primarily upon several factors, including general market acceptance of the Company's business in California, competition, economic trends in the restaurant industry in California, the number of sales employees soliciting Participating Restaurants and the general effectiveness of the Company's and Network's advertising and marketing activities. These factors make it difficult to estimate the number of restaurants from which it will purchase Rights to Receive. At June 30, 1996, there was an aggregate 521 Participating Restaurants consisting of 233 in the San Francisco Bay Area, 235 in the Los Angeles Metropolitan Area and 53 in Orange County. At December 31, 1995, there was an aggregate 553 Participating Restaurants consisting of 265 in the San Francisco Bay Area, 231 in the Los Angeles Metropolitan Area, and 57 in Orange County. At June 30, 1996, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area and Los Angeles Metropolitan area of approximately $5,500 each, and approximately $2,500 for the Orange County area. At December 31, 1995, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, the Los Angeles
Metropolitan area, and the Orange County area of approximately $4,250, $4,300, and $2,200, respectively. It is the Company's experience that approximately 70% of all the Company's Participating Restaurants listed in the Network's published directories renew their Rights to Receive agreements after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants are expended and additionally 70% of all Participating Restaurants eligible for their second renewal renew their contract. After the second renewal, renewal rates drop sharply because the Participating Restaurants with the Company's help have become successful and no longer wish to sell food and beverage credits at a discount, the Company chooses not to renew the Participating Restaurant or the Participating Restaurant has been sold or gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects.

         The Company continues to actively recruit new Participating Restaurants that will accept the Transmedia Card and incur advertising and promotion and marketing costs in this connection. Through the year ended December 31, 1995, the Company actively recruited new California Cardholders and also anticipates that commencing in 1996 additional California Cardholders will be recruited as a result of national Cardholder programs to be conducted by Network. See "General" for additional discussion regarding new national Cardholder programs to be developed by Network. Network reports that for its fiscal year ended September 30, 1995, between fifty-five and sixty (55-60%) percent of all Cardholders renewed their memberships. At September 30, 1995, substantially all Cardholders were enrolled in the 25% program. Since January 1, 1996, substantially all new cardholders were enrolled in the 20% Program.

         During the year ended December 31, 1995, the Company began entering into nine to twelve month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum time period of participation by the restaurant in the event that the initial credits purchased by the Company from the restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment once the initial credits have been exhausted, the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive as Cardholder charges are submitted. At June 30, 1996 and December 31, 1995 there were 464 and 431 Participating Restaurants, respectively, which had entered into commitment agreements. The Company believes that the commitment agreements have had a positive effect upon restaurant retention and cash flow and will have a continuing long term positive impact on operations.

         The  Company's  working  capital  was   approximately   $5,154,000  and
$5,165,000 at June 30, 1996 and December 31, 1995, respectively.

          The Company's cash balances were approximately $2,644,000 and $3,041,000 at June 30, 1996 and December 31, 1995, respectively. The approximately $397,000 decrease is primarily attributable to the Company's payment for additional Rights to Receive. The Company's funded Rights to Receive balance (Rights to Receive less Rights to Receive payable) increased by approximately $465,000 during the six month period ended June 30, 1996. This compared to an approximately $105,000 decrease in cash during the six month period ended June 30, 1995 when the increase in the Company's funded rights to receive balance increased by approximately $98,000. Additionally, during the six months ended June 30, 1995 cash generated by operations from the Company's higher net profit was utilized by the payment of accrued professional fees associated with the Company's 1994 capital raising activities.

         The Company's current ratio at June 30, 1996 was 12.1:1 and its debt to net worth was approximately .1:1.

         Cash flow used in operating activities for the six month period ended June 30, 1996 was $371,472. During the six month period ended June 30, 1996 cash generated from cardholder restaurant spending net of franchise fees was approximately $4,401,000 and interest income was approximately $70,000. Operating expenditures during the six month period ending June 30, 1996 consisted of approximately $3,889,000 paid to purchase Rights to Receive and $951,000 paid to suppliers and employees.

         Cash flow used in operating activities for the six month period ended June 30, 1995 was $86,713. During the six month period ended June 30, 1995 cash generated from cardholder restaurant spending net of franchise fees was approximately $5,379,000 and interest income was approximately $72,000. Operating expenditures during the six month period ending June 30, 1995 consisted of approximately $4,228,000 paid to purchase Rights to Receive and $1,309,000 paid to suppliers and employees.

         Cash flow used in investing activities for the six month period ended June 30, 1996 was $24,270 compared with cash flow used in investing activities of $17,169 in the six month period ending June 30, 1995. Cash flow used by investing activities was primarily for the purchase of restaurant electronic point of sale ("POS") processing equipment during the six months ended June 30, 1996 and for the purchase of office furniture and equipment during the six months ended June 30, 1995. During the six month period ended June 30, 1995 the Company paid a monthly operating rental fee to a major credit card processor for POS equipment provided to certain participating restaurants during the course of the restaurant's participation. As of June 1996 the Company discontinued its rental arrangement with the major credit card processor for new POS equipment and began to purchase from Network the POS equipment that the Company provides to certain participating restaurants during the course of the restaurant's participation.

         Cash flow used in financing activities for the six month period ended June 30, 1996 was $1,347 compared with cash flow used in financing activities of $1,001 in the six month period ended June 30, 1995. Cash flow used by financing activities was for the payment of capital lease obligations.

         The Company generated modest net losses of $27,484 and $15,341 for the three and six month periods ended June 30, 1996, respectively. However, the Company generated net profits for the three months ended March 31, 1996, the year ended December 31, 1995 and each of the three month periods ended December 31, 1994, and September 30, 1994. Additionally, the Company generated positive cash flow from operations of approximately $392,000 during the year ended December 31, 1995.

          The Company believes that cash on hand at June 30, 1996 will be sufficient to fund the Company's planned operations at least through December 31, 1996.

         The Company presently has outstanding 2,052,987 warrants exercisable at $4.00 per share. No assurance can be given, however, that the Company will raise additional capital from the exercise of its Warrants. The warrants expire December 31, 1997. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit or otherwise from a financial institution.

         The Company has not made any significant expenditures or firm capital commitments other than such expenditures and commitments made under the Franchise Agreement as discussed above. However, the Company and Network announced July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase the Company's Franchise and the cash proceeds from the transaction, along with its existing cash, will be utilized for the acquisition of, or affiliation with, other businesses (see "Recent Developments").

Inflation and Seasonality

         The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                         PART II: OTHER INFORMATION


ITEM 4.           Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting of Stockholders was held June 13, 1996.

         (b)      All  of the  management  nominees,  as  listed  in  the  Proxy
                  Statement,   were  elected.   There  was  no  solicitation  in
                  opposition to the management's nominees.

         (c) Matters voted on at the meeting and the number of votes cast were as follows:

                  (1)      Directors


                                                               Total Vote For Each             Total Vote Withheld From
                                                                     Nominee                         Each Nominee
                                                          ---------------------------      ------------------------------


                    Richard O. Starbird                                      5,797,487                           22,016
                    C. Scott Bartlett, Jr.                                   5,797,487                           22,016
                    Howard Grafman                                           5,797,487                           22,016


                  (2) Ratification of the appointment of Lazar, Levine & Company LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.


                           For                                              5,757,585
                           Against                                             41,511
                           Abstaining                                          20,407
                           Broker Non-Votes                                         0


ITEM 6.           Exhibits and Reports:

                  (a)      Exhibits

                           11               Computation of Earnings Per Common
                                            Share.

                           27               Financial Data Schedule


                  (b)      Reports on Form 8-K

                           No reports of Form 8-K were filed during the quarter ended June 30, 1996.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE WESTERN TRANSMEDIA COMPANY, INC.



Date:  August 13, 1996                     /s/ Stuart M. Pellman
                                           ---------------------
                                           Stuart M. Pellman
                                           President, Chief Executive Officer
                                           and  Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer
                                           and Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.          Description of Exhibit                                 Page
- -----------          ----------------------                                 ----

     11              Computation of Earnings Per Common Share.              18.

     27              Financial Data Schedule                                19.