Form 10-Q
period 1996-09-30
WESTERN TRANSMEDIA CO INC
filed 1996-11-18
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------
                                       OR

/  /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -----------------

                         Commission file number 0-22922

                      THE WESTERN TRANSMEDIA COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                      06-0995978
          --------                                      ----------
(State or Other Jurisdiction                       (IRS Employer Identification
 of Incorporation or Organi-                            Number)
 zation)

475 Sansome St., San Francisco, CA                           94111
----------------------------------------                    -------
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 30, 1996 there were outstanding 7,903,421 shares of the issuer's Common Stock, $.60 par value.

                                      INDEX

                                                                         Page(s)
                                                                         -------


PART 1.   Financial Information

ITEM 1.   Financial Statements

          Consolidated  Balance Sheets - September 30, 1996
          (unaudited) and December 31, 1995                                  3.

          Consolidated Statements of Operations - Nine and Three Months
          Ended September 30, 1996 and 1995 (unaudited)                      4.

          Consolidated Statements of Cash Flows - Nine  Months  Ended
          September 30, 1996 and 1995 (unaudited)                            5.

          Notes to Interim Consolidated Financial Statements (unaudited)     6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9.

SIGNATURES                                                                  17.

EXHIBITS:

          Exhibit 11 - Computation of Earnings

          Exhibit 27 - Financial Data Schedule

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                             September 30,           December 31,
                                                                                                 1996                   1995
                                                                                             -------------         --------------
                                                                                               (unaudited)

CURRENT ASSETS:
  Cash (including interest bearing deposits)                                                 $  2,575,692          $  3,040,620
  Accounts receivable                                                                             126,734               134,544
  Rights to receive - net of allowances for doubtful amounts of $365,959 and
    $294,415 (Note 2)                                                                           2,705,356             2,321,626
  Prepaid expenses and other current assets                                                        79,914               133,590
                                                                                             ------------          ------------

TOTAL CURRENT ASSETS                                                                            5,487,696             5,630,380
                                                                                             ------------          ------------

PROPERTY AND EQUIPMENT - NET                                                                       89,032               109,376
                                                                                             ------------          ------------

OTHER ASSETS:
  Franchise agreements - net of accumulated amortization of
    $119,300 and $95,600 (Note 2)                                                                 431,700               455,400
  Security deposits and other assets                                                               35,582                 8,820
                                                                                             ------------          ------------

                                                                                                  467,282               464,220
                                                                                             ------------          ------------
TOTAL ASSETS                                                                                 $  6,044,010          $  6,203,976
                                                                                             ============          ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable - rights to receive (Note 2)                                              $    349,306          $    365,941
  Accrued liabilities                                                                             138,276                96,681
  Capitalized lease obligations - current portion                                                   3,380                 2,854
                                                                                             ------------          ------------

TOTAL CURRENT LIABILITIES                                                                         490,962               465,476
                                                                                             ------------          ------------

LONG-TERM DEBT:
  Capitalized lease obligations                                                                    12,997                15,602
                                                                                             ------------          ------------

COMMITMENTS AND CONTINGENCIES  (Note 5)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 2,000,000 shares authorized;
     none issued or outstanding                                                                      -                    -
  Common stock, $.60 par value, 25,000,000 shares authorized;
     7,903,421 shares issued and outstanding as of September 30, 1996
     and December 31, 1995                                                                      4,742,053             4,742,053
  Additional paid-in capital                                                                    5,542,062             5,542,062
  Retained earnings (deficit)                                                                  (4,744,064)           (4,561,217)
                                                                                             ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                                      5,540,051             5,722,898
                                                                                             ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $  6,044,010          $  6,203,976
                                                                                             ============          ============

   The accompanying notes are an integral part of these financial statements.

                                                                         Page 3.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the Nine Months                 For the Three Months
                                                                   Ended September 30,                  Ended September 30,
                                                                ---------------------------         ------------------------
                                                                   1996             1995             1996              1995
                                                                ----------     ------------       ------------      ---------

NET SALES                                                       $7,378,409       $8,896,966         $2,268,517      $2,739,025

COST OF SALES                                                    4,857,671        5,926,102          1,490,169       1,821,449
                                                                ----------       ----------         ----------      ----------

GROSS PROFIT (Note 2)                                            2,520,738        2,970,864            778,348         917,576
                                                                ----------       ----------         ----------      ----------

EXPENSES AND OTHER (INCOME):
  Franchise costs                                                1,020,104        1,240,820            313,719         383,068
  Operating expenses                                             1,783,411        1,772,789            664,244         603,723
  Interest expense                                                   2,829            1,039                904             308
  Interest income                                                 (102,759)        (109,115)           (33,013)        (37,025)
                                                                ----------       ----------         ----------      ----------
                                                                 2,703,585        2,905,533            945,854         950,074
                                                                ---------        ----------         ----------      ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                (182,847)          65,331           (167,506)        (32,498)

  Provision for income taxes (Note 3)                                 -                -                  -               -
                                                                ----------       ----------         ----------      ----------

NET INCOME (LOSS)                                               $ (182,847)      $   65,331         $ (167,506)     $  (32,498)
                                                                ==========       ==========         ==========      ==========

EARNINGS (LOSS) PER COMMON SHARE
  (Note 4)                                                           $(.02)            $.01              $(.02)     $     -
                                                                     =====             ====              =====      =======----

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  (Note 4)                            7,949,505        7,970,008          7,948,421       7,959,339
                                                                ==========       ==========         ==========      ===========





   The accompanying notes are an integral part of these financial statements.


                                                                         Page 4.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       For the Nine Months
                                                                                                        Ended September 30,
                                                                                                   --------------------------
                                                                                                   1996                  1995
                                                                                                   ----                  ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from franchisor for cardholder restaurant spending                              $  7,377,157        $  8,962,778
  Cash paid for franchise fees                                                                    (1,020,565)         (1,251,974)
  Cash paid for rights to receive                                                                 (5,421,635)         (5,976,280)
  Cash paid to suppliers and employees                                                            (1,468,166)         (1,799,122)
  Interest received                                                                                  102,759             109,115
  Interest paid                                                                                       (2,829)             (1,039)
                                                                                                ------------        ------------
    Net cash (utilized) provided by operating activities                                            (433,279)             43,478
                                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                  (1,125)            (17,666)
  Purchase of restaurant point of sale equipment                                                     (28,400)             -
  Security deposits                                                                                      (45)               (835)
                                                                                                ------------        ------------
    Net cash (utilized) by investing activities                                                      (29,570)            (18,501)
                                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                                               (2,079)             (1,559)
                                                                                                ------------        ------------
    Net cash (utilized) by financing activities                                                       (2,079)             (1,559)
                                                                                                ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (464,928)             23,418


  Cash and cash equivalents, at beginning of year                                                  3,040,620           2,674,409
                                                                                                ------------        ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $  2,575,692        $  2,697,827
                                                                                                ============        ============

RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                                             $   (182,847)       $     65,331
  Adjustments to reconcile net income (loss) to net cash (utilized)
    provided by operating activities:
      Allowance for doubtful rights to receive                                                       140,745             134,190
      Depreciation and amortization                                                                   46,851              37,893
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                                    7,810              52,878
    (Increase) decrease in rights to receive                                                        (524,474)            347,514
    Decrease (increase) in prepaid expenses and other current assets                                  53,676             (95,346)
    (Decrease) in accounts payable - rights to receive                                               (16,634)           (390,002)
    Increase (decrease) in accrued expenses                                                           41,594            (108,980)
                                                                                                ------------        ------------
      Net cash (utilized) provided by operating activities                                      $   (433,279)       $     43,478
                                                                                                ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

a) During the year ended December 31, 1995, the Company exercised its franchise rights for the state of Oregon in exchange for 35,000 shares of common stock.
      These shares are valued by the Company at $100,000.

   The accompanying notes are an integral part of these financial statements.

                                                                         Page 5.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -     BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

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

               The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

               In December 1993, the Company exercised it's option to acquire the franchise to operate in the state of Washington. The Company also acquired the franchise to operate in the City of Reno, Nevada and the Nevada portion of the Lake Tahoe resort area. The Company also exercised an option in June 1995 to operate in the state of Oregon.

               The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and cardmember's charges at such restaurants, net of up to 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fees for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, substantially all first year membership fees in connection with marketing programs have been waived.

               In January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee. The new program provides a 20% savings to cardholders with no annual fee, as long as cardholder usage is at least $200 during each membership year.


                                                                         Page 6.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2  -      DESCRIPTION OF THE COMPANY  (Continued):

               Transmedia restaurant charges in participating restaurants, by cardholders who have enrolled in the 20% program, will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program Transmedia restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by cardholders who remain enrolled in the traditional 25% savings program. No assurance, however, can be given as to the number of cardholders residing in or outside California who will enroll or convert to the 20% program.
               Therefore, the Company is presently unable to predict the long-term effect the 20% program will have upon total overall net sales or gross profit. During the nine month period ended
               September 30, 1996 the Company's gross profit margin increased from approximately 33% to approximately 34%, which is attributable to restaurant charges under the 20% program.

NOTE  3  -     INCOME TAXES:

               At December 31, 1990, the Company had operating loss carryforwards aggregating approximately $2,600,000. Due to the change in the Company's type of business in 1991, benefits from the aforementioned loss carryforwards are not available to offset future income. Since the change in type of business, the Company has generated losses aggregating approximately $1,730,000, which are being carried forward to offset future taxable income.

NOTE  4  -     EARNINGS PER SHARE:

               Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

NOTE  5  -     SALE OF ASSETS:

               The Company and Network announced on July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase all of the Company's Franchise covering the States of California, Oregon, Washington and parts of Nevada. The transaction, as negotiated subsequent to the agreement in principle, is expected to be valued at approximately $7.2 million in cash, which, in addition to the Franchise, would include the purchase of the Company's Rights to Receive. The parties have also agreed to eliminate the 800,000 Network warrants exercisable at $15.00 per share originally proposed to be issued in the transaction. The Company will retain its cash and cash equivalents, which amount to approximately $2,576,000 at September 30, 1996. The


                                                                         Page 7.

               THE WESTERN TRANSMEDIA COMPANY, INC. AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  5  -      SALE OF ASSETS  (Continued):

               transaction, which is subject to shareholder approval, is expected to be completed in late December 1996 or early January 1997. The cash proceeds from the transaction, along with its existing cash, will be utilized by the Company for the acquisition of, or affiliation with, other businesses. Prior to closing, the Company will continue to operate in the ordinary course of business, but will suspend any further geographic expansion.





                                                                         Page 8.

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

           The Company's franchise business activities under the Franchise Agreement, which the Company commenced in August 1992, are (i) to provide cash payments to Participating Restaurants that it recruits in its Franchise Territory to join the Transmedia Network in exchange for food and beverage credits, known as "Rights to Receive", and (ii) to obtain additional holders of the Transmedia Card in its Franchise Territory. The Company generally purchases its inventory of Rights to Receive directly from a Participating Restaurant through cash payments to the Participating Restaurant in an amount equal to approximately 50% of the dollar value of the Rights to Receive being purchased. The Company may also purchase Rights to Receive by paying for other services and goods utilized by the Participating Restaurant, such as media placement services and restaurant equipment. The Company derives substantially all of its revenues from operations by purchasing Rights to Receive from Participating Restaurants in its Franchise Territory and the sale of such Rights to Receive to holders of the Transmedia Card.

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

      Commencing in 1996, substantially all programs initiated by Network to obtain new cardholders utilize the 20% Program and Network has taken a leading role to promote the Transmedia Card on a national basis utilizing arrangements with large national organizations and businesses. Since January 1, 1996 substantially all new cardholders were enrolled in the 20% Program.

                                                                         Page 9.

        All costs of such national programs will be borne by Network. No commissions will be paid by Network to the Company with respect to new 20% Program cardholders obtained from these national programs.

           Transmedia Card restaurant charges in Participating Restaurants by Cardholders who have enrolled in the 20% Program will result in the receipt by the Company of net sales from each such individual transaction that are 5% greater than those received under the traditional 25% savings arrangement. Accordingly, the Company's gross profit from each such individual 20% Program Transmedia restaurant charge transaction will increase from approximately 33% to 37%. There will be no change with respect to the Company's approximately 33% gross profit from individual Transmedia restaurant charges by Cardholders who remain enrolled in the traditional 25% savings program. No assurances, however, can be given as to the number of Cardholders residing in or outside California that will enroll or convert to the 20% Program. The effect of the 20% program upon the Company's gross profit during the three and nine month periods ended September 30, 1996 is discussed in "Results of Operations." The Company's own 1996 activities directed to obtaining new cardholders residing in California were reduced as a result of the national programs of Network discussed above.

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

Recent Developments

           The Company and Network announced on July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase the Company's Franchise covering the States of California, Oregon, Washington and parts of Nevada. The transaction, as negotiated subsequent to the agreement in principle, is expected to be valued at approximately $7.2 million in cash, which, in addition to the Franchise, would include the purchase of the Company's Rights to Receive. The parties have also agreed to eliminate the 800,000 Network warrants exercisable at $15.00 per share originally proposed to be issued in the transaction. The Company will retain its cash and cash equivalents, which amounted to approximately $2,576,000 at September 30, 1996. The transaction, which is subject to shareholder approval, is expected to be completed in late December 1996 or early January 1997. The cash proceeds from the transaction, along with its existing cash, will be utilized by the Company for the acquisition of, or affiliation with, other businesses. At the present time, no agreements, arrangements or understandings exist with respect to any such acquisition or affiliation. Prior to closing, the Company will continue to operate in the ordinary course of business, but has suspended any further geographic expansion.


                                                                        Page 10.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

           Net sales for the three and nine month periods ended September 30, 1996 were $2,268,517 and $7,378,409, respectively. This was a decrease of $470,508 as compared to $2,739,025 in net sales during the three month period ended September 30, 1995 and a decrease of $1,518,557 as compared to $8,896,966 in net sales during the nine month period ended September 30, 1995. Sales for the three and nine month periods ended September 30, 1996 continued to be negatively impacted by a decrease in the average restaurant spending per Cardholder and by continued competition from other restaurant promotion programs that have been introduced into the Califormia market. Since the beginning of 1996 substantially all new cardholders have been developed, primarily utilizing telemarketing, under national 20% Programs by Network as discussed above in "General". Although these programs have resulted in a significant increase in Cardholders, the percentage of these cardholders who are active card users is not as great as the percentage of active card users from 25% Program Cardholders. The Company attributes the continued decrease in average restaurant spending per cardholder to this fact as well as to continued competition.

          The Company's net sales contributed $778,348 and $917,576 in gross profit for the three month periods ended September 30, 1996 and 1995, respectively, and $2,520,738 and $2,970,864 for the nine month periods ended September 30, 1996 and 1995, respectively. The Company operated with an approximate 34% gross profit margin from net sales of Rights to Receive to Cardholders during the three and nine months ended September 30, 1996 compared to 33% during the three and nine months ended September 30, 1995. The approximate 1% increase in gross profit margin is attributable to restaurant charges by Cardholders who have enrolled in the 20% program (see "General").

         The Company incurs franchise costs of approximately 14% of net sales. Franchise costs were $313,719 and $1,020,104 for the three and nine month periods ended September 30, 1996 and $383,068 and $1,240,820 for the three and nine month periods ended September 30, 1995, respectively.

           Operating expenses (selling, general and administrative expenses) aggregated $664,244 and $603,723 for the three month periods ended September 30, 1996 and 1995, respectively. Operating expenses (selling, general and administrative expenses) aggregated $1,783,411 and $1,772,789 for the nine month periods ended September 30, 1996 and 1995, respectively. The increase of $60,521 for the three month period ended September 30, 1996 compared to the corresponding period ended September 30, 1995 is primarily attributable to an increase in professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence (see "Recent Developments"). Operating expenses for the nine month period ended September 30, 1996 compared to the corresponding period ended September 30, 1995 increased by only $10,622, however, as the increase in professional fees related to the Company's pending


                                                                        Page 11.

Franchise Sale to Network and acquisition due diligence were offset by a reduction in payroll and related expenses. Operating expenses as a percentage of net sales increased to 29.3% for the three month period ended September 30, 1996 compared to 22.0% for the three month period ended September 30, 1995. Operating expenses as a percentage of net sales increased to 24.2% for the nine month period ended September 30, 1996 compared to 19.9% for the nine month period ended September 30, 1995. The 7.3% and 4.3% increases, respectively, in operating expenses as a percentage of net sales are attributable to the primarily fixed nature of the Company's operating expenses (overhead) while net sales decreased, partially offset by the payroll cost savings, as discussed above.

         For the three month period ended September 30, 1996, operating expenses consisted primarily of salaries and payroll related expenses ($282,000), professional and consulting fees ($111,000) including approximately $56,000 in professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence, rent and office expenses ($70,000), the Company's reserve for unrealizable Rights to Receive ($38,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($25,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($78,000).

         For the three month period ended September 30, 1995, operating expenses consisted primarily of salaries and payroll related expenses ($296,000), professional and consulting fees ($47,000), rent and office expenses ($66,000), the Company's reserve for unrealizable Rights to Receive ($53,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($23,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($78,000).

         For the nine month period ended September 30, 1996, operating expenses consisted primarily of salaries and payroll related expenses ($862,000), professional and consulting fees ($139,000) including approximately $56,000 in professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence, rent and office expenses ($197,000), the Company's reserve for unrealizable Rights to Receive ($134,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($56,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($179,000).

         For the nine month period ended September 30, 1995, operating expenses consisted primarily of salaries and payroll related expenses ($960,000), professional and consulting fees ($139,000), rent and office expenses ($197,000), the Company's reserve for unrealizable Rights to Receive ($134,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($48,000, net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($188,000).

                                                                        Page 12.

         Interest income was $33,013 and $37,025 for the three month periods ending September 30, 1996 and 1995, respectively and $102,759 and $109,115 for the nine month periods ending September 30, 1996 and 1995, respectively.

           For the three month period ended September 30, 1996, the Company incurred a net loss of $167,506 or $.02 per share compared to a loss of $32,498 or $.00 per share for the three month period ended September 30, 1995. The increased loss of $135,008 was primarily attributable to the lower gross profit (net of franchise fees) resulting from the decrease in net sales experienced by the Company, increased operating expenses (including professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence) and lower interest income. Excluding the professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence, the Company incurred a net loss of $111,135 or $.02 per share for the three month period ended September 30, 1996.

           For the nine month period ended September 30, 1996, the Company incurred a net loss of $182,847 or $.02 per share compared to net income of $65,331 or $.01 per share for the nine month period ended September 30, 1995. The decrease in earnings of $248,178 was primarily attributable to the lower gross profit (net of franchise fees) resulting from the decrease in net sales experienced by the Company and lower interest income. Excluding the professional fees related to the Company's pending Franchise Sale to Network and acquisition due diligence, the Company incurred a net loss of $126,476 or $.02 per share for the three month period ended September 30, 1996.

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

           The Company is actively engaged in acquiring Rights to Receive from Participating Restaurants solicited primarily in the San Francisco Bay Area, the Los Angeles Metropolitan Area and the Orange County Area. The number of restaurants that participate in the Transmedia Network depends primarily upon several factors, including general market acceptance of the Company's business in California, competition, economic trends in the restaurant industry in California, the number of sales employees soliciting Participating Restaurants and the general effectiveness of the Company's and Network's advertising and marketing activities. These factors make it difficult to estimate the number of restaurants from which it will purchase Rights to Receive. At September 30, 1996 there was an aggregate 541 Participating Restaurants consisting of 231 in the San Francisco Bay Area, 249 in the Los Angeles Metropolitan Area and 61 in Orange County. At December 31, 1995 there was an aggregate 553 Participating Restaurants consisting of 265 in the San Francisco Bay Area, 231 in the Los Angeles Metropolitan Area and

                                                                        Page 13.

57 in Orange County. At September 30, 1996 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, Los Angeles Metropolitan area and the Orange County Area of approximately $5,800, $5,000 and $2,400, respectively. At December 31, 1995 there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, the Los Angeles
Metropolitan area and the Orange County area of approximately $4,250, $4,300, and $2,200, respectively. It is the Company's experience that approximately 70% of all the Company's Participating Restaurants listed in the Network's published directories renew their Rights to Receive agreements after the initial amount of Rights to Receive purchased by the Company from such Participating Restaurants are expended and additionally 70% of all Participating Restaurants eligible for their second renewal renew their contract. After the second renewal, renewal rates drop sharply because the Participating Restaurants with the Company's help have become successful and no longer wish to sell food and beverage credits at a discount, the Company chooses not to renew the Participating Restaurant or the Participating Restaurant has been sold or gone out of business. However, offsetting this drop is the fact that new restaurants start-up as old ones go out of business, providing the Company with new restaurant prospects.

         During the year ended December 31, 1995 the Company began entering into nine to twelve month commitment agreements with certain Participating Restaurants. The commitment agreements establish a minimum time period of participation by the restaurant in the event that the initial credits purchased by the Company from the restaurant are exhausted prior to the expiration of the commitment period. The commitment agreements provide that during the course of the commitment once the initial credits have been exhausted, the Participating Restaurant will continue in the program and the Company will purchase additional Rights to Receive as Cardholder charges are submitted. At September 30, 1996 and December 31, 1995 there were 478 and 431 Participating Restaurants, respectively, which had entered into commitment agreements. The Company believes that the commitment agreements have had a positive effect upon restaurant retention and cash flow and will have a continuing long term positive impact on operations.

            The Company's working capital was approximately $ 4,997,000 and $5,165,000 at September 30, 1996 and December 31, 1995, respectively.

                                                                        Page 14.

           The  Company's  cash  balances  were  approximately   $2,576,000  and
$3,041,000 at September 30, 1996 and December 31, 1995, respectively. The approximately $465,000 decrease is primarily attributable to the Company's payments for additional Rights to Receive. The Company's funded Rights to Receive balance (Rights to Receive less Rights to Receive payable) increased by approximately $472,000 during the nine month period ended September 30, 1996. This compared to an approximately $105,000 decrease in cash during the nine month period ended September 30, 1995 when the cash generated by operations from the Company's higher net profit was offset by the payment of accrued professional fees associated with the Company's 1994 capital raising activities. During the nine months ended September 30, 1995 the Company's funded rights to receive balance changed only by approximately $26,000 and therefore did not have a material effect upon the Company's cash position.

              The Company's current ratio at September 30, 1996 was 11:1 and its debt to net worth was approximately .1:1.

           Cash flow used by operating activities for the nine month period ended September 30, 1996 was $433,279. During the nine month period ended September 30, 1996 cash generated from cardholder restaurant spending net of franchise fees was approximately $6,357,000 and interest income was approximately $103,000. Operating expenditures during the nine month period ending September 30, 1996 consisted of approximately $5,422,000 paid to purchase Rights to Receive and $1,468,000 paid to suppliers and employees.

           Cash flow provided by operating activities for the nine month period ended September 30, 1995 was $43,478. During the nine month period ended September 30, 1995 cash generated from cardholder restaurant spending net of franchise fees was approximately $7,711,000 and interest income was approximately $109,000. Operating expenditures during the nine month period ending September 30, 1995 consisted of approximately $5,976,000 paid to purchase Rights to Receive and $1,799,000 paid to suppliers and employees.

           Cash flow used in investing activities for the nine month period ended September 30, 1996 was $29,570 compared with cash flow used in investing activities of $18,501 in the nine month period ending September 30, 1995. Cash flow used by investing activities was primarily for the purchase of restaurant electronic point of sale ("POS") processing equipment during the nine months ended September 30, 1996 and for the purchase of office furniture and equipment during the nine months ended September 30, 1995. During the nine month period ended September 30, 1995 the Company paid a monthly operating rental fee to a major credit card processor for POS equipment provided to certain participating restaurants during the course of the restaurant's participation. As of June 1996 the Company discontinued its rental arrangement with such major credit card processor for new POS equipment and began to purchase from Network the POS equipment that the Company provides to certain participating restaurants during the course of the restaurant's participation.

         Cash flow used in financing activities for the nine month period ended September 30, 1996 was $2,079 compared with cash flow used in financing activities of $1,559 in the nine month

                                                                        Page 15.

period ended September 30, 1995. Cash flow used by financing activities was for the payment of capital lease obligations.

           The Company generated net losses of $167,506 and $182,847 for the three and nine month periods ended September 30, 1996, respectively. However, the Company generated net profits for the three months ended March 31, 1996, the year ended December 31, 1995 and each of the three month periods ended December 31, 1994, and September 30, 1994. Additionally, the Company generated positive cash flow from operations of approximately $392,000 during the year ended December 31, 1995.

           The Company believes that cash on hand at September 30, 1996 will be sufficient to fund the Company's planned activities at least through December 31, 1997. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit or otherwise from a financial institution.

         The Company has not made any significant expenditures or firm capital commitments other than such expenditures and commitments made under the Franchise Agreement as discussed above. However, the Company and Network announced July 15, 1996 that they had entered into an agreement in principle under which Network will repurchase the Company's Franchise and the cash proceeds from the transaction, along with its existing cash, will be utilized for the acquisition of, or affiliation with, other businesses. The Company and Network have agreed that prior to closing the Company will suspend any further geographic expansion (see "Recent Developments").

Inflation and Seasonality

      The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                                                                        Page 16.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE WESTERN TRANSMEDIA COMPANY, INC.



Date:  November 18, 1996       /s/ Stuart M. Pellman
                               -------------------------------------------------
                               Stuart M. Pellman
                               President, Chief Executive Officer and  Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)








                                                                        Page 17.

                                  EXHIBIT INDEX



Exhibit No.   Description of Exhibit

   11         Computation of Earnings

   27         Financial Data Schedule