Form 10-K
period 1996-12-31
WESTERN SYSTEMS CORP
filed 1997-03-26
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1996

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                        Commission file number 0-22922

                           THE WESTERN SYSTEMS CORP.
                (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                  06-0995978
-----------------------------------         -----------------------------
(State or other jurisdiction                (IRS Employer Identification
 of incorporation or organi-                 Number)
 zation)

c/o Janney Montgomery Scott Inc., 26 Broadway, New York, NY 10004
------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code: (212) 510-0688

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

                                                         (CONTINUED NEXT PAGE)

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of voting stock (Common Stock, $.60 par value) held by non-affiliates of the Registrant as of March 14, 1997 was approximately $12,419,923 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purpose of this calculation, excludes shares held by the Registrant's executive officers and directors. Such exclusion should not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 14, 1997, there were outstanding 7,903,421 shares of the Registrant's Common Stock, $.60 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

RECENT DEVELOPMENTS

         On January 3, 1997 the Company sold its Transmedia Network franchise (the "Franchise") covering the States of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets other than cash and cash equivalents (the "Asset Sale") to its franchisor, Transmedia Network Inc. ("Network"). Upon consummation of the Asset Sale, the Company's assets consisted principally of cash and cash equivalents aggregating approximately $9,574,000. These assets (less approximately $800,000 of taxes on the gain resulting from the Asset Sale) will be utilized by the Company to acquire, merge, consolidate, invest in transactions or otherwise combine with an operating business (any such transaction, a "Business Combination"). The Company intends to enter into Business Combinations that will use substantially all of the Company's available cash in one or two transactions and structure such Business Combinations so that the current management of the target business will remain in place. There can be no assurance, however, that the Company will be able to effectuate a Business Combination, or that any such Business Combination will be profitable. In anticipation of the Asset Sale, in the fourth quarter of 1996, the Company initiated activities to seek a Business Combination. At the present time, there are no Business Combinations under consideration that the Board of Directors considers probable of consummation. The Board of Directors will have broad discretion in its search for and negotiations with respect to a Business Combination.

         Pending a Business Combination, the Company's assets will be invested as management of the Company deems prudent, which investments may include, but not be limited to, certificates of deposit, mutual funds, money-market accounts, stocks, bonds or United States Government or municipal securities, provided, however, that the Company will attempt to invest its assets in a manner that will not result in the Company being required to register as an investment company under the Investment Company Act of 1940.

         During the year ending December 31, 1997 and until a Business Combination is effected, the Company expects to generate interest income in excess of its minimal operating expenses, exclusive of any due diligence and professional fees incurred in connection with the identification and consummation of one or more Business Combination.

         The Company has used and intends to continue to use various sources in its search for potential Business Combinations including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. The Company may be required to pay a fee in connection with the consummation of a Business Combination.

         The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. The Board of Directors cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The Board of Directors believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

         Once the Company has identified a particular entity as a potential acquisition or merger candidate, the Board of Directors will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on the Board's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. The Board of Directors may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities.

         In evaluating such potential Business Combinations, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its stockholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Presently, the Company cannot predict the manner in which it might participate in a prospective Business Combination. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a Business Combination may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. The Company could participate in opportunities through the purchase of minority stock positions.

         In the Asset Sale, the Company received a total of approximately $7,500,000 in cash, which, in addition to payment for the Franchise, included payment for the Company's Rights to Receive (as hereinafter defined). The cash and cash equivalents retained by the Company amounted to approximately $2,074,000 at December 31, 1996.

GENERAL

         The following information describes the business carried on by the Company prior to the Asset Sale.

         In December 1991, the Company entered into a franchise agreement (the "Franchise Agreement") with Network that granted to the Company the exclusive right to operate the Franchise, the primary business of which was the acquisition of "Rights to Receive" from client restaurants and other dining establishments located in California that accept a charge card, "The Transmedia Card," and the sale of such Rights to Receive to holders of The Transmedia Card ("Cardholders"). The Transmedia Card, a private charge card marketed and issued by Network, which utilizes a diner's MasterCard(R), Visa(R), American Express(R) or Discover(R) charge account to bill Transmedia Card charges, is used by Cardholders to pay for food and beverages when dining at restaurants or other dining establishments (the "Participating Restaurants") that participate in the network of such establishments that accept The Transmedia Card (the "Transmedia Network(R)"). The Transmedia Network is a unified system that entitles Cardholders recruited by Network, the Company or any other Network franchisee to a savings of up to 25% on the regular menu prices of food and beverages charged on The Transmedia Card. Rights to Receive were the Company's rights to food and beverage credits of Participating Restaurants that were purchased by the Company in exchange for cash in an amount equal to approximately 50% of the retail value of such food and beverage credits.

         The Company derived substantially all of its revenues from the excess of the proceeds of Cardholders' charges on their Transmedia Cards incurred at Participating Restaurants in the territory included within the Franchise (net of the up to 25% Cardholder savings and of fees and other charges payable to Network) over the Company's cost of purchasing Rights to Receive from Participating Restaurants. Revenues from Cardholders' membership fees were not significant as the Company only received 40% of initial membership fees (and no portion of renewal fees) and, under arrangements with Network, such initial fees were generally waived by the Company.

         The Company commenced its franchise operations in the San Francisco Bay Area in August 1992, in the Los Angeles metropolitan area in October 1993, in Orange County in January 1995, and in the Lake Tahoe, Nevada area in October 1995. At December 31, 1996, there was an aggregate of 557 Participating Restaurants, consisting of 221 in the San Francisco Bay Area (including Lake Tahoe), 269 in the Los Angeles Metropolitan Area and 67 in Orange County. At December 31, 1996, there was an average Rights to Receive balance (net of Rights to Receive payable by the Company) per Participating Restaurant for the San Francisco Bay Area, Los Angeles Metropolitan Area and Orange County Area of approximately $6,300, $5,600, and $2,600, respectively. During 1996, the Company added 64,000 new Cardholders residing in California. At December 31, 1996, there were approximately 146,000 Cardholders after giving effect to non- renewals during the year.

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

         In 1995, Network began to offer to holders of The Transmedia Card use of the card at certain hotels, resorts, golf courses, ski lifts and access to discount long distance telephone services. The Company's rights under the Franchise Agreement related only to Participating Restaurants in the Franchise Territory. The Company did not have any rights to participate in or derive any income from these other services.

         In connection with the Asset Sale, the Company and Network exchanged general releases of all liabilities, obligations under the Franchise Agreement.

RIGHTS TO RECEIVE

         The Company's primary business was the acquisition of Rights to Receive from Participating Restaurants that it recruited to join the Transmedia Network of dining establishments and the sale of such Rights to Receive to Cardholders. The Company derived substantially all of its revenues from purchasing Rights to Receive from Participating Restaurants operating in the Franchise Territory in exchange for cash in an amount equal to approximately 50% of the retail value of the food and beverage credits underlying such Rights to Receive and applying such Rights to Receive against

Cardholder charges made at Participating Restaurants operating in its Franchise Territory.

         The Company entered into a contract (a "Restaurant Contract") with each Participating Restaurant in its Franchise Territory in connection with its purchase from it of Rights to Receive. The typical Restaurant Contract provided for the purchase by the Company of between $5,000 and $10,000 in Rights to Receive. Generally, such Rights to Receive were paid for by the Company in installments during the initial two-to-three month period thereof. Beginning in 1995, the Company also entered into nine to 12 month commitment agreements with certain Participating Restaurants. The commitment agreements established a minimum period of participation by the Participating Restaurant in the event that the initial credits purchased by the Company from the Participating Restaurant were exhausted prior to the expiration of the commitment period. The Company believes that these commitment agreements had a positive effect during 1996 upon restaurant retention and cash flow.

TRANSMEDIA CARD

         The Transmedia Card is a private charge card that entitles Cardholders to a savings of up to 25% on the regular menu price of food and beverages purchased at any Participating Restaurant within the Transmedia Network.
Participating Restaurants solicited by the Company were located in the San Francisco Bay Area, metropolitan Los Angeles and Orange County. The Transmedia Card was developed and is issued and marketed by Network.

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

CARDHOLDER MARKETING

         In January 1996, Network initiated a policy to offer both new and existing Cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50. The new program (the "20% Program") provides a 20% savings to Cardholders with no annual fee so long as Cardholder usage is at least $200 during each membership year. Commencing in 1996, substantially all programs initiated by Network to obtain new cardholders utilized the 20% Program and Network took a leading role to promote the Transmedia Card on a national basis utilizing arrangements with large national organizations and businesses. Since January 1, 1996 substantially all new cardholders were enrolled in the 20% Program.

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

         Active marketing efforts to solicit Cardholders in the Los Angeles metropolitan area commenced in January 1994 and followed the same marketing strategy implemented by the Company in the San Francisco Bay Area. Active marketing efforts to solicit Cardholders in Orange County commenced in mid-1995.

FRANCHISE AGREEMENT

         The Company entered into the Franchise Agreement with Network on December 9, 1991. Under the original terms of the Franchise Agreement, the Company was required to pay Network the following fees and charges: (i) $250,000 as an initial franchise fee (which had been paid); (ii) $250,000 as an initial contribution to Network's advertising and development fund, of which $125,000 was paid and the remaining $125,000 was payable, without interest, in 12 consecutive equal monthly payments commencing July 1993; and (iii) 150,000 shares of the Common Stock of the Company valued at $21,000, which have been issued. In September 1993, the Company and Network agreed that the Company would pay for substantially all of its advertising in California and entered into an agreement providing, effective as of September 30, 1993, for (i) a refund to the Company of the remaining unused balance (approximately $55,000) of the Company's previously advanced $145,000 initial contribution to Network's advertising and development fund (which refund has been made) and (ii) the termination of the Company's obligation to pay the remaining monthly installments of such obligation (approximately $105,000).

         In addition, the Company was obligated to pay to Network continuing service charges as follows: (i) a general service charge equal to 7.5%, and an advertising fee of 2.5%, of the total dollar amount of Rights to Receive meal credits used by Cardholders at Participating Restaurants within the Franchise Territory; (ii) a monthly restaurant service charge of $1.00 per Participating Restaurant located in the preceding month within the Franchise Territory; and
(iii) a processing charge equal to $.20 per Cardholder transaction slip forwarded to Network by Participating Restaurants in the Franchise Territory.

         Under the Franchise Agreement, the Company purchased options to obtain Transmedia Network franchises for the States of Oregon and/or Washington for initial total franchise and advertising fees of $200,000 and $300,000, respectively. In December 1993, the Company exercised its option for the State of Washington and in June 1995, the Company exercised its option for the State of Oregon. In connection with the exercise of such option and the Company's assumption of certain advertising costs described above, the Company also agreed with Network to provide for (i) a reduction in the Company's exercise price for the Transmedia Network franchises in the States of Oregon and/or Washington to $100,000 and $150,000, respectively, to reflect the Company's assumption of such advertising obligations; (ii) the exercise of the Washington option by issuance to Network of 50,000 shares of Common Stock (in lieu of the $150,000 exercise price) and the exercise of the Oregon option by issuance to the Network of 35,000 shares of Common Stock (in lieu of the $100,000 exercise price); and
(iii) the acquisition of the right to operate the Transmedia Network franchise in limited areas of Nevada by issuance to Network of 10,000 shares of Common Stock. The Company was required to commence franchise operations in the State of Washington, by December 31, 1996 and in the State of Oregon by April 1997. Pending the completion of the Asset Sale, expansion activities were suspended.

EMPLOYEES

         As of December 31, 1996, the Company employed a total of 17 persons, one of whom was the general manager of the Los Angeles office and one of whom was an executive officer and director of the Company. Effective with the Asset Sale, 11 of such persons became employees of Network. During the first quarter of 1997, the

Company will operate with a staff of two full time administrative employees in order to fulfill its public reporting responsibilities. After the first quarter of 1997, pending completion of one or more Business Combinations, the Company will have no full time employees or office overhead and will contract out all required administrative and compliance functions.

COMPETITION

         The  charge  card  business,   including  the  restaurant  charge  card
business, is highly competitive and the Company competed for both Cardholders and restaurants. Competitors included discount programs offered by major credit card companies such as American Express(R), Visa, MasterCard and Diners Club(R), other companies (including Dining a la Card(sm) and Entertainment(R)) that offer different kinds of discount marketing programs and numerous smaller companies.

ITEM 2.     PROPERTIES

         The Company presently leases no business premises but maintains an office c/o Janney Montgomery Scott Inc., 26 Broadway, New York, New York 10004.

         During 1996, the Company's principal executive and sales offices were located at 475 Sansome Street, San Francisco, California. These premises consisted of approximately 3,000 square feet of space leased until August 31, 1999. The annual base rental during 1996 was approximately $55,200. The Company leased an additional executive office located at 233 Wilshire Boulevard, Santa Monica, California. These premises consisted of approximately 2,000 square feet of space leased until February 1998 at an annual base rent of approximately $50,400. The Company leased approximately 100 square feet of space at an executive suite in Costa Mesa in Orange County at a cost of $640 per month.

         Effective with the Asset Sale, the San Francisco and Santa Monica leases were assigned to, and assumed by, Network. The Company's Orange County lease expired January 31, 1997 and was not renewed.

ITEM 3.     LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of stockholders was held on December 27, 1996. Proxies were solicited with respect to approval of the Asset Sale and approval of certain amendments to the Company's 1992

Stock   Option  Plan.   The   stockholders   approved  the  Asset  Sale.   The
votes cast for, against or abstaining were as follows:

                  For                                 4,611,055
                  Against                                40,919
                  Abstaining                              9,508

         The stockholders also approved the amendments to the 1992 Stock Option Plan. The number of votes cast for, against or abstaining with respect to approval were as follows:

                  For                            4,310,864
                  Against                          233,659
                  Abstaining                       116,959

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


QUARTER ENDED                                       HIGH          LOW
-------------                                       ----          ---

March 31, 1995.................................     3.875         3.25

June 30, 1995..................................     3.75          2.75

September 30, 1995.............................     2.75          1.375

December 31, 1995..............................     2.50          1.00



March 31, 1996.................................     2.50          1.00

June 30, 1996..................................     2.625         1.50

September 30, 1996.............................     2.185         1.125

December 31, 1996..............................     1.375          .750


         At March 14, 1997, there were approximately 394 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded.

ITEM 6.     SELECTED FINANCIAL DATA


                                             For the Years Ended December 31,
                              -----------------------------------------------------


                                   1996           1995         1994        1993       1992
                                   ----           ----         ----        ----       ----

SELECTED INCOME STATEMENT DATA:

Net Sales...................     $9,301,155   $11,368,903   $8,698,738   $926,852    $14,023

Interest Income.............        132,951       146,342      38,941      44,709     16,924

Net Income (Loss)...........        545,024        10,942    (280,994)   (924,733)  (741,882)

Net Income (Loss) Per Common
   Share*...................           $.07          $0.0      $(.04)      $(.16)     $ (.24)


                                             For the Years Ended December 31,
                              -----------------------------------------------------

                                   1996           1995         1994        1993       1992
                                   ----           ----         ----        ----       ----

SELECTED BALANCE SHEET DATA:

Total Assets................     $7,119,072    $6,203,976   $6,615,697  $4,017,551  $1,493,718

Long Term Obligations.......         12,026        15,602        4,108       1,702     64,862


-----------------

   *Based on a weighted average number of shares of Common Stock (as restated, and see Note 8(a) of Notes to Financial Statements) outstanding: 7,955,752, 8,030,685, 7,072,754, 5,804,297 and 3,123,659, shares, respectively, at December
31, 1996, 1995, 1994, 1993 and 1992.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         See ITEM 1. "Business-Recent Developments" for information in respect of the sale of substantially all of the Company's operating assets. The information presented under "Results of Operations" in this Item 7. relates to the operations of the business the operating assets of which were sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR
ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 were $9,301,155. This was a decrease of $2,067,748 as compared to $11,368,903 in net sales during the year ended December 31, 1995. Sales for the year ended December 31, 1996 continued to be negatively impacted by a decrease in the average restaurant spending per Cardholder and by continued competition from other restaurant promotion programs in the California market. Since the beginning of 1996 substantially all new cardholders were developed, primarily utilizing telemarketing, under national 20% Programs by Network. Although these programs resulted in a significant increase in Cardholders, the percentage of these Cardholders who are active card users is not as great as the percentage of active card users enrolled in the 25% Program. The Company attributes the continued decrease in average restaurant spending per Cardholder to this fact as well as to continued competition.

         The Company's net sales contributed $3,185,652 and $3,792,589 in gross profit for the years ended December 31, 1996 and 1995, respectively. The Company operated with an approximate 34% gross profit margin from net sales of Rights to Receive to Cardholders during the year ended December 31, 1996, compared to 33% during the year ended December 31, 1995. The approximate 1% increase in gross profit margin is attributable to restaurant charges by Cardholders who have enrolled in the 20% program. Operating expenses as a percentage of net sales increased to 25.2% for the year ended December 31, 1996 compared to 20.6% for the year ended December 31, 1995. The 4.6% increase in operating expenses as a percentage of net sales is attributable to the fact that while net sales decreased, the Company's operating expenses (overhead) are primarily of a fixed nature.

         The Company has incurred franchise costs of approximately 14% of net sales. Franchise costs were $1,285,214 and $1,586,781 during the years ended December 31, 1996 and 1995, respectively.

         Operating expenses (selling, general and administrative expenses) aggregated $2,341,675 and $2,339,648 for the years ended December 31, 1996 and 1995, respectively. Operating expenses remained virtually constant as approximately $86,000 in payroll and related cost savings were offset by an increase in professional fees of $67,000 related to the Asset Sale and acquisition due diligence relating to possible Business Combinations.

         For the year ended December 31, 1996, combined operating expenses consisted primarily of salaries and associated payroll expenses ($1,131,000), professional and consulting fees ($230,000), rent and office expenses ($265,000), the Company's reserve for unrealizable Rights to Receive ($206,000), promotion and marketing expenses in connection with attracting and maintaining participating California restaurants ($231,000), advertising and promotional expenses in connection with attracting and maintaining California Cardholders ($69,000, net of Network reimbursement) and electronic processing equipment set up and amortization expenses ($52,000).

         For the year ended December 31, 1995, combined operating expenses consisted primarily of salaries and associated payroll expenses ($1,239,000), professional and consulting fees ($196,000), rent and office expenses ($262,000), the Company's reserve for unrealizable Rights to Receive ($194,000), marketing expenses in connection with attracting and maintaining participating California restaurants ($231,000) and advertising and promotional expenses in connection with attracting and maintaining California Cardholders

($51,000    net   of    Network    reimbursement).    Electronic    processing
equipment set up and amortization expenses were not significant.

         Interest income was $132,951 and $146,342 for the years ended December 31, 1996 and 1995, respectively.

         For the year ended December 31, 1996, the Company incurred a loss before provision for income taxes of $311,976 or $.04 per share. For the year ended December 31, 1995, however, the Company earned a profit before provision for income taxes of $10,942 or $0.00 per share. The approximately $323,000 decrease in earnings before provision for income taxes was primarily due to the decreased gross profit for the period net of franchise costs.

         For the year ended December 31, 1996, the Company recorded a $857,000 credit for income taxes related to the tax benefits associated with approximately $1,950,000 in unused operating loss carryforwards and other deductible temporary differences. The Company recorded this tax credit because it generated substantial taxable income in connection with the Asset Sale in January 1997, subsequent to the balance sheet date (see "Recent Developments"). For the years ended December 31, 1995 and earlier, the Company did not record such a tax credit because at that time there was no assurance that the Company would generate future taxable income.

         For the year ended December 31, 1996, the Company earned net income of $545,024 or $.07 per share. The net income was attributable to the credit for income taxes of $857,000 recorded by the Company less the $311,976 loss incurred before provision for income taxes. For the year ended December 31, 1995, the Company earned a profit before income taxes and a net profit of $10,942 or $0.00 per share. The Company incurred no provision for income taxes for the year ended December 31, 1995 because the income taxes on the Company's $10,942 pretax profit were eliminated by the Company's net operating loss carryforwards.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO
YEAR ENDED DECEMBER 31, 1994

         Net sales for the year ended December 31, 1995 were $11,368,903. This was an increase of $2,670,165 as compared to $8,698,738 in net sales during the year ended December 31, 1994. The sales increase was primarily attributable to the increasing number of Cardholders and restaurants available to Cardholders. However, offsetting this trend, sales for the year ended December 31, 1995 were negatively impacted by a decrease in the average restaurant spending per Cardholder. The Company attributes the decrease in average restaurant spending per Cardholder to increasing competition from other restaurant promotion programs that were introduced into the California market and to softness in California's economy in general.

         The Company operated with an approximate gross profit margin from net sales of Rights to Receive to Cardholders of approximately 33%. The Company's net sales resulted in $3,792,589 and $2,891,229 in gross profit for the years ended December 31, 1995 and 1994, respectively.

         Operating expenses (selling, general and administrative expenses) aggregated $2,339,648 and $1,996,347 for the years ended December 31, 1995 and 1994, respectively. The increase of $343,301 was primarily due to the fact that the Company incurred additional salaries and associated payroll expenses related to the operation of its business in San Francisco and Los Angeles during the year ended December 31, 1995 and initiated active operations in Orange County in January 1995. The Company incurred approximately $219,000 in additional salaries and associated payroll expenses, excluding Orange County, during the year ended December 31, 1995 compared to the year ended December 31, 1994. These expenses related to the operation of its business in San Francisco and Los Angeles and were primarily attributable to increased officers' and employee compensation including certain bonus and commission arrangements. The Company also incurred additional operating expenses of approximately $131,000 related to the operation of its business in Orange County for the year ended December 31, 1995. The Company did not actively operate in Orange County in 1994 and therefore incurred no such expenses for the year ended December 31, 1994.

         For the year ended December 31, 1994, combined operating expenses consisted primarily of salaries and associated payroll expenses ($934,000), professional and consulting fees ($191,000), rent and office expenses ($224,000), the Company's reserve for unrealizable Rights to Receive ($159,000), marketing expenses in connection with attracting and maintaining participating California restaurants ($169,000) and advertising and promotional expenses in connection with attracting and maintaining California cardholders ($153,000 net of Network reimbursement).

         Interest income was $146,342 and $38,941 for the years ended December 31, 1995 and 1994, respectively. Interest income increased in 1995 primarily because of the interest earned on the approximately $2,138,000 net proceeds from the Company's December 1994 Offer of Units.

         For the year ended December 31, 1995, the Company earned a net profit of $10,942 or $0.00 per share. For the year ended December 31, 1994 the Company incurred a net loss of $280,994 or $.04 per share. The approximately $292,000 increase in net earnings was primarily due to the increased gross profit for the period net of franchise costs and increased interest income, partially offset by increased operating expenses (including Orange County expenses), as described above.

         Orange County operations resulted in net losses of approximately $108,000 for the year ended December 31, 1995. Without giving effect to the Orange County losses, the Company would have generated a net profit of approximately $119,000, or $.01 per share, for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1996 and 1995 was approximately $4,873,000 and $5,165,000, respectively. At February 28, 1997, as a result of the Asset Sale, its working capital was approximately $8,700,000. The Company has outstanding 2,052,987 warrants exercisable at $4.00 per share. The warrants expire December 31, 1997. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit from a financial institution.

         During the year ending December 31, 1997 and until a Business Combination is effected, the Company expects to generate interest income in excess of its minimal operating expenses, exclusive of any due diligence and professional fees incurred in connection with the identification and consummation of one or more Business Combination.

         The Company intends to enter into Business Combinations that will use substantially all of the Company's available cash in one or two transactions and structure such Business Combinations so that the current management of the target business will remain in place. There can be no assurance, however, that the Company will be able to effectuate a Business Combination, or that any such Business Combination will be profitable. At the present time, there are no Business Combinations under consideration that the Board of Directors considers probable of consummation. The Board of Directors will have broad discretion in its search for and negotiations with respect to a Business Combination.

         Pending a Business Combination, the Company's assets will be invested as management of the Company deems prudent, which investments may include, but not be limited to, certificates of deposit, mutual funds, money-market accounts, stocks, bonds or United States Government or municipal securities, provided, however, that the Company will attempt to invest its assets in a manner that will not result in the Company being required to register as an investment company under the Investment Company Act of 1940.

         The Company has used and intends to continue to use various sources in its search for potential Business Combinations including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management
with   unsolicited   proposals.   The   Company  may  be  required  to  pay  a
fee in connection with the consummation of a Business Combination.

         The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. The Board of Directors cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The Board of Directors believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

         Presently, the Company cannot predict the manner in which it might participate in a prospective Business Combination. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a Business Combination may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. The Company could participate in opportunities through the purchase of minority stock positions.

         The Company may be required to seek additional capital in order to effecuate a Business Combination. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on acceptable terms. Failure to obtain such financing could result in the delay or abandonment of one or more potential Business Combinations.

INFLATION AND SEASONALITY

         Inflation did not significantly impact the Company's business during 1996, nor did the Company believe its business to be seasonal.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to financial statements included as part of Item 14 below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See PART I, ITEM 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a)   Financial Statements:                                   Page
                                                                 ----

         Report of Independent Auditors                           F-2

         Consolidated Balance Sheets as of
         December 31, 1996 and 1995                               F-3

         Consolidated Statements of Operations for
           the Three Years in the Period ended
           December 31, 1996                                      F-4

         Consolidated Statement of Stockholders'
           Equity for the Three Years in the Period
           ended December 31, 1996                                F-5

         Consolidated Statements of Cash Flows for
           the Three Years in the Period ended
           December 31, 1996                                      F-6

         Notes to Financial Statements                            F-8

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c)   Exhibits

         2.1 Purchase Agreement dated as of November 15, 1996 by and between the Company and Network, incorporated by reference as Exhibit A to the Company's Definitive Proxy Statement for Special Meeting of Stockholders held on December 27, 1996.

         3.1 Amended Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

         3.2 Certificate of Amendment to Amended Certificate of Incorporation, incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on Form S-1 (File No. 33-44845) (the "1992 Form S-1").

        *3.3 Certificate of Amendment to Amended Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 3, 1997.

         3.4 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File No. 33-84234) (the "1994 Form S-1").

         4.1   Form of Common Stock  Certificate,  incorporated  by reference to
               Exhibit 4(b) to the 1992 Form S-1.

         4.2 Form of Warrant Certificate, incorporated by reference to Exhibit 4(b) to the 1994 Form S-1.

         4.3   Warrant  Agreement  dated  as  of  June  25,  1993,  between  the
               Registrant and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit 4(c) to the 1994 Form S-1.

         4.4 Form of Amendment of Warrant Agreement, incorporated by reference to Exhibit 4(d) to the 1994 Form S-1.

       *10.1 The Company's 1992 Stock Option Plan, as amended through March 26, 1997.

        10.2 Form of Indemnification Agreement between the Company and its officers and directors, incorporated by reference to Exhibit 10(d) to the 1992 Form S-1.

        10.3 Form of Registration Rights Agreement between the Company and certain of the Company's stockholders, incorporated by reference to Exhibit 10(l) to the 1992 Form S-1.

       *10.14 Franchise Termination Agreement dated as of January 2, 1997, by and between the Company and Network.

        11. Computation of earnings per share of Common Stock, incorporated by reference to Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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


                                    THE WESTERN SYSTEMS CORP.


Date:  March 26, 1997               /s/ William J. Barrett
                                    -------------------------------
                                    William J. Barrett
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Barrett and Herbert M. Gardner his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 26, 1997               /s/William J. Barrett
                                    ------------------------------------
                                    William J. Barrett
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



Date:  March 26, 1997               /s/Stuart M. Pellman
                                    ------------------------------------
                                    Stuart M. Pellman
                                    Chief Financial Officer and Director
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

Date:  March   , 1997
                                    --------------------------------------
                                    C. Scott Bartlett, Jr.
                                    Director


Date:  March 26, 1997               /s/ Herbert M. Gardner
                                    --------------------------------------
                                    Herbert M. Gardner
                                    Director



Date:  March 26, 1997               /s/ Howard Grafman
                                    --------------------------------------
                                    Howard Grafman
                                    Director


Date:  March 26, 1997               /s/ Paulette Grafman
                                    --------------------------------------
                                    Paulette Grafman
                                    Director


Date:  March __, 1997
                                    --------------------------------------
                                    Richard O. Starbird
                                    Director

                                  EXHIBIT INDEX
                                  -------------

      EXHIBIT

11.   Computation of earnings per share of Common Stock

27.   Financial Data Schedule

                              INDEX TO FINANCIAL STATEMENTS



                                                                         Page(s)
                                                                         -------

Independent Auditors' Report                                              F - 2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 1996 and 1995          F - 3

   Consolidated Statements of Operations for the Three Years
     in the Period Ended December 31, 1996                               F - 4

   Consolidated Statement of Shareholders' Equity for the
      Three Years in the Period Ended December 31, 1996                  F - 5

   Consolidated Statements of Cash Flows for the Three Years
      in the Period Ended December 31, 1996                              F - 6


Notes to Consolidated Financial Statements                               F - 8

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
The Western Systems Corp.
(formerly The Western Transmedia Company, Inc.)
San Francisco, California


We have audited the accompanying consolidated balance sheets of The Western Systems Corp. (formerly The Western Transmedia Company, Inc.), and subsidiary as of December 31, 1996 and 1995 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Western Systems Corp. (formerly The Western Transmedia Company, Inc.) and subsidiary as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                              /s/ LAZAR, LEVINE & COMPANY LLP
                                              -------------------------------
                                              LAZAR, LEVINE & COMPANY LLP

New York, New York
March 12, 1997

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                         December 31,
                                                                                         ------------
                                                                                      1996           1995
                                                                                -----------------------------

CURRENT ASSETS:
  Cash (including interest bearing deposits) (Note 2c)                          $  2,073,697     $  3,040,620
  Accounts receivable (Note 2e)                                                      107,717          134,544
  Rights to receive - net of reserve for unrealizable rights to receive
     (Notes 2c and 2f)                                                             3,335,763        2,321,626
  Deferred income taxes (Note 10)                                                    857,000              -
  Prepaid expenses and other current assets                                          194,800          133,590
                                                                                ------------     ------------

TOTAL CURRENT ASSETS                                                               6,568,977        5,630,380

PROPERTY AND EQUIPMENT - NET  (NOTES 2g, 3 AND 6)                                     81,871          109,376

OTHER ASSETS  (NOTES 2h, 4 AND 5)                                                    468,224          464,220
                                                                                ------------     ------------

TOTAL ASSETS                                                                    $  7,119,072     $  6,203,976
                                                                                ============     ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable - rights to receive (Note 2f)                                $    633,436     $    365,941
  Accrued liabilities                                                                202,112           96,681
  Capitalized lease obligations - current portion (Note 6)                             3,576            2,854
                                                                                ------------     ------------

TOTAL CURRENT LIABILITIES                                                            839,124          465,476
                                                                                ------------     ------------

LONG-TERM DEBT  (NOTE 6)                                                              12,026           15,602
                                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES  (NOTES 5, 9, 12 AND 13)

SHAREHOLDERS' EQUITY  (NOTES 7 AND 8):
  Preferred stock, $.10 par value, 2,000,000 shares authorized;
     none issued or outstanding                                                          -                -
  Common stock, $.60 par value,  25,000,000 shares authorized;  7,903,421
     issued and outstanding for December 31, 1996 and 1995, respectively              4,742,053     4,742,053
  Additional paid-in capital                                                          5,542,062     5,542,062
  Retained earnings (deficit)                                                        (4,016,193)   (4,561,217)
                                                                                ---------------  ------------

TOTAL SHAREHOLDERS' EQUITY                                                            6,267,922     5,722,898
                                                                                ---------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     7,119,072  $  6,203,976
                                                                                ===============  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For The Year Ended December 31,
                                                     ----------------------------------------
                                                       1996             1995          1994
                                                     ----------------------------------------
NET SALES  (NOTE 2i)                                 $9,301,155    $11,368,903     $8,698,738

COST OF SALES  (NOTE 2i)                              6,115,503      7,576,314      5,807,509
                                                     ----------    -----------     ----------

GROSS PROFIT                                          3,185,652      3,792,589      2,891,229
                                                     ----------    -----------     ----------

EXPENSES AND OTHER (INCOME):
  Franchise costs                                     1,285,214      1,586,781      1,212,262
  Operating expenses                                  2,341,675      2,339,648      1,996,347
  Interest expense                                        3,690          1,560          2,555
  Interest income                                      (132,951)      (146,342)       (38,941)
                                                     ----------    -----------     -----------
                                                      3,497,628      3,781,647      3,172,223
                                                     ----------    -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                         (311,976)        10,942       (280,994)

PROVISION (CREDIT) FOR INCOME TAXES
    (NOTES 2j AND 10)                                  (857,000)           -              -
                                                     ----------    -----------     -----------

NET INCOME (LOSS)                                    $  545,024    $    10,942     $ (280,994)
                                                     ==========    ===========     ===========

INCOME (LOSS) PER COMMON SHARE  (NOTE 11)                  $.07         $ -             $(.04)
                                                           ====         ======          ======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING  (NOTES 7 AND 11)                7,955,752      8,030,685      7,072,754
                                                      =========    ===========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Shares                  Additional    Retained    Common        Total
                                              (As Restated       Common  Paid-In      Earnings    Stock      Shareholders'
                                             Notes 7a and 7b)    Stock   Capital      (Deficit) Subscribed      Equity
                                             ----------------    -----   -------      --------- ----------      ------

Balance at December 31, 1993                       6,960,169 $4,176,101 $3,612,109   $(4,291,165)   $226,875    $3,723,920

Shares issued in connection with exercise of
 franchise option (Note 7c)                           60,000     36,000    144,000        -         (180,000)      -

Shares issued re: employment agreement (Note 7c)      25,000     15,000     31,875        -          (46,875)      -

Exercise of stock options                             17,500     10,500      2,875        -              -          13,375

Shares issued upon exercise of warrants in unit
 offering (Note 7d)                                  800,000    480,000  1,658,393        -              -       2,138,393

Exercise of warrants (Note 7d)                         5,754      3,452     13,810        -              -          17,262

Adjustment for fractional shares resulting from
 reverse stock split                                      (2)       -          -          -              -         -

Net loss for the year ended December 31, 1994            -          -          -        (280,994)        -        (280,994)
                                                  ----------  ---------  ---------    -----------   -------     -----------

Balance at December 31, 1994                       7,868,421  4,721,053  5,463,062    (4,572,159)        -       5,611,956

Shares issued in connection with exercise of
 franchise option (Note 7e)                           35,000     21,000     79,000        -              -         100,000

Net income for the year ended December 31, 1995          -          -          -          10,942         -          10,942
                                                  ---------- ----------  ---------    -----------   -------     ----------

Balance at December 31, 1995                       7,903,421  4,742,053  5,542,062    (4,561,217)        -       5,722,898

Net income for the year ended December 31, 1996         -         -          -           545,024         -         545,024
                                                  ---------- ---------- ----------    -----------   -------     ----------

BALANCE AT DECEMBER 31, 1996                       7,903,421 $4,742,053 $5,542,062   $(4,016,193)   $    -      $6,267,922
                                                  ========== ========== ==========   ============   =========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS      Page 1 of 2
                      -------------------------------------

                                                                             For the Year Ended December 31,
                                                                             -------------------------------
                                                                          1996              1995               1994
                                                                      ----------          ---------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from franchisor for cardholder restaurant spending   $  9,322,378        $11,390,947      $  8,533,074
   Cash paid for franchise fees                                         (1,288,992)        (1,591,277)       (1,188,947)
   Cash paid for rights to receive                                      (7,035,292)        (7,237,918)       (7,698,146)
   Cash paid to suppliers and employees                                 (2,051,261)        (2,314,820)       (1,754,795)
   Interest received                                                       132,951            146,342            38,941
   Interest paid                                                            (3,690)            (1,560)           (2,555)
      NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                (923,906)           391,714        (2,072,428)
                                                                      -------------       -----------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (39,500)           (22,024)          (59,053)
   Security deposits                                                          (663)              (805)           (4,064)
                                                                      -------------       ------------     -------------
      NET CASH (UTILIZED) BY INVESTING ACTIVITIES                          (40,163)           (22,829)          (63,117)
                                                                      -------------       ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                    -                  -               13,375
   Proceeds from exercise of warrants                                         -                  -               17,262
   Proceeds from sale of units                                                -                  -            2,400,000
   Expenses associated with offering of stock and units                       -                  -             (261,607)
   Payments on capital lease obligations                                    (2,854)            (2,674)           (5,121)
                                                                      ------------        ------------     -------------
      NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES                  (2,854)            (2,674)        2,163,909
                                                                      ------------        ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            (966,923)           366,211            28,364

   Cash and cash equivalents, at beginning of year                       3,040,620          2,674,409         2,646,045
                                                                      ------------        -----------      ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                             $  2,073,697        $ 3,040,620      $  2,674,409
                                                                      ============        ===========      ============


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS      Page 2 of 2
                      -------------------------------------

                                                                                For The Year Ended December 31,
                                                                         --------------------------------------------
                                                                             1996          1995             1994
                                                                         --------------------------------------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    PROVIDED (UTILIZED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                     $  545,024     $  10,942      $  (280,994)
   Adjustments to reconcile net income (loss) to net cash provided
      (utilized) by operating activities:
         Depreciation and amortization                                       63,664        53,348           43,731
         Reserve for unrealizable rights to receive                         206,301       194,112          158,570
         Other                                                                 -              897             -
         Deferred tax asset                                                (857,000)         -                -
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                             26,826        14,696         (143,021)
      Decrease (increase) in rights to receive                           (1,220,438)      753,181       (2,564,153)
      (Increase) decrease in prepaid expenses and other current assets      (61,209)     (100,283)           4,471
      (Decrease) increase in accounts payable - rights to receive           267,496      (412,624)         672,148
      (Decrease) increase in accrued expenses                               105,430      (122,555)          36,820
                                                                         ----------     ---------      -----------
         NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES$           $ (923,906)    $ 391,714      $(2,072,428)
                                                                         ==========     =========      ===========


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

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   1  - DESCRIPTION OF COMPANY:

           On January 3, 1997, the Company completed a sale of its Transmedia Network Inc. (Network) franchise and substantially all of its operating assets, other than cash and cash equivalents, to Network. This sale is described in Footnote 13. The following information and the information in Footnotes 2 - 12 describes the business carried on by the Company prior to the asset sale.

           The Western Systems Corp. (formerly The Western Transmedia Company, Inc.), the "Company", was incorporated in the State of Delaware on May 30, 1978, under the name of Vigilance Systems Corp..

           In accordance with Statement of Financial Accounting Standards No. 7, the Company was treated as a development stage company from January 1, 1991, the date the Company began devoting substantially all of its efforts towards establishing a new business, through September 30, 1993. During this period, the Company incurred a cumulative loss of $1,009,443.

           In December 1991, the Company, through an exchange of stock, acquired 100% of the shares of a newly formed affiliate, TM West Corp. ("TM West"). This transaction was accounted for as the reorganization of entities under common control which is accounted for utilizing the pooling of interests method. TM West had raised approximately $150,000 in a private offering of its common stock in October 1991. In December 1991, TM West entered into a franchise agreement with Network . See also Note 5.

           The franchise agreement (which was assigned by TM West to the Company in May 1992) allowed the Company to acquire rights to receive goods and services from restaurants ("Rights to Receive" - see Note 2f) which are then sold to the franchisors' cardholders for cash. The Rights to Receive are primarily purchased for cash or obtained in exchange for media advertising and other services purchased by the Company on behalf of the restaurants.


NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           The Company's financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Those principles considered particularly significant are detailed below.

      (a)  USE OF ESTIMATES:

           In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

      (b)  PRINCIPLES OF CONSOLIDATION:

           The consolidated financial statements include the accounts of The Western Systems Corp. and its wholly-owned subsidiary, TM West, an inactive company. All material intercompany balances and transactions have been eliminated.

      (c)  CONCENTRATION OF CREDIT RISK/ FAIR VALUE:

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

           Concentration with regards to rights to receive (see Note 2f below) are limited due to the Company's large customer base. However, at December 31, 1996 all of these rights to receive do pertain to the restaurant industry.

           The carrying amounts of cash and cash equivalents, trade receivables,
           other  current  assets,   accounts   payable  and  debt   obligations
           approximate fair value.

      (d)  STATEMENTS OF CASH FLOWS:

           For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (e)  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

           An allowance for doubtful accounts has not been established as of December 31, 1996 and 1995, since accounts receivable as reflected on the balance sheet consists entirely of cash collected by and in transit from the franchisor (see Note 5).

      (f)  RIGHTS TO RECEIVE:

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

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

      (f)  RIGHTS TO RECEIVE (CONTINUED):

                                                                   December 31, 1996
                                                           ---------------------------------
                                                           Total        Funded       Unfunded

           Cost                                         $3,722,523    $3,089,087    $633,436
           Reserve for unrealizable rights to receive     (386,760)     (386,760)         -
                                                        ----------    ----------    --------
           Net                                          $3,335,763    $2,702,327    $633,436
                                                        ==========    ==========    ========


                                                              December 31, 1995
                                                       -----------------------------------
                                                         Total         Funded     Unfunded

           Cost                                        $2,616,041    $2,250,100    $365,941
           Reserve for unrealizable rights to receive    (294,415)     (294,415)       -
                                                       -----------   -----------   ---------
           Net                                         $2,321,626    $1,955,685    $365,941
                                                       ===========   ===========   =========

      (g)  PROPERTY AND EQUIPMENT:

           Property and equipment are stated at cost. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets of 5 to 7 years. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are charged to operating expenses as incurred; renewals and betterments are capitalized.

           Depreciation expense for the years ended December 31, 1996, 1995 and 1994 aggregated $28,629, $25,498 and $16,631, respectively.

      (h)  AMORTIZATION:

           The cost of the franchise rights acquired (see Note 5) is being amortized on a straight-line basis through the end of the franchise term. Amortization expense charged to operations for the years ended December 31, 1996, 1995 and 1994 aggregated $31,600, $27,850 and
           $27,100, respectively.

      (i)  NET SALES/COST OF SALES:

           Net sales represent the retail value of the Rights to Receive sold, less up to the 25% savings offered to the franchisors' cardholders. A sale is recognized when the franchisor (see Note 5) receives a restaurant charge card receipt from a restaurant in the Company's franchise area, indicating that a cardholder has charged a meal. The cost of a sale consists of the actual cost of rights to receive from a restaurant (see Note 2f above).

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   2  -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

      (i)  NET SALES/COST OF SALES (CONTINUED):

           Revenues from card membership fees generated prior to 1996 were not been material since the Company waived substantially all first year membership fees. The Company received no portion of renewal fees.

           Additionally, in January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50.00. The new program provides a 20% savings to cardholders with no annual fee so long as cardholder usage is at least $200 during each membership year. Since January 31, 1996 substantially all new cardholders were enrolled in the 20% Program (see Note 5).

      (j)  INCOME TAXES:

           In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the asset and liability approach of providing for income taxes and required implementation no later than for fiscal years beginning after December 15, 1992. Effective January 1, 1993 the Company adopted the provisions of SFAS 109. (See also, Note 10).

      (k)  RECLASSIFICATIONS:

           Certain reclassifications were made to the 1995 and 1994 financial statements to conform to the current year's reporting format.


NOTE   3  -                          PROPERTY AND EQUIPMENT:

           Property and equipment consists of the following:

                                                                   December 31,
                                                                   ------------
                                                                 1996      1995
                                                                 ----      ----

           Furniture and fixtures                             $  70,964  $  69,990
           Office equipment                                      89,744     89,594
           Leasehold improvements                                 1,285      1,285
                                                             ---------- ----------
                                                                161,993    160,869
           Less:  accumulated depreciation and amortization      80,122     51,493
                                                             ----------   --------
                                                              $  81,871   $109,376
                                                              =========   ========

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



NOTE 4 - OTHER ASSETS:

                                                                                    December 31,
                                                                                    ------------
                                                                                  1996      1995
                                                                                  ----      ----
         Other assets consists of the following:

         Franchise agreement - net of accumulated amortization of $127,200
           and $95,600 for 1996 and 1995, respectively (Notes 2g and 5)          $423,800  $455,400
         Security deposits                                                          9,483     8,820
         Point of sale equipment - net of accumulated amortization of
           $3,435 for 1996                                                         34,941         -
                                                                                 --------  --------
                                                                                 $468,224  $464,220
                                                                                 ========  ========

NOTE   5  -  FRANCHISE AGREEMENT:

           TM West, a wholly-owned subsidiary of the Company (see Note 1), was formed for the purpose of negotiating and entering into a franchise agreement with Network. This franchise agreement was executed in December, 1991, and assigned by TM West to the Company in May 1992. The term of the franchise agreement was for 10 years with an option exercisable by the Company for two additional successive 10 year periods, provided certain conditions are met. In connection with this operation, the Company changed its name to The Western Transmedia Company, Inc. (see Note 1).

           Under the initial franchise agreement, the Company acquired the exclusive right to operate a franchise in the state of California, the primary business of which is the acquisition of "Rights to Receive" from restaurants located in California that accept the Transmedia Card (a private charge card marketed and issued by Network) and the sale of such Rights to Receive to holders of the card who are then entitled to either a 25% or 20% savings from listed menu prices when dining at participating restaurants.

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

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   5  -  FRANCHISE AGREEMENT (CONTINUED):

           The Company derives its revenues from the difference between the amount it pays to restaurants for the food and beverage credits and the cardmember's charges at such restaurants net of the up to 25% savings (exclusive of tip and applicable taxes) and franchise fees payable to Network. The Company also receives 40% of the Restaurant Card membership fee for the initial year of membership of cardholders solicited by the Company and no portion of any renewal fees. However, the Company and Network have waived substantially all first year membership fees in connection with its marketing programs. Additionally, in January 1996, Network initiated a policy to offer both new and existing cardholders an alternative to the traditional arrangement of a 25% savings with an annual membership fee of $50.00. The new program provides a 20% savings to cardholders with no annual fee so long as cardholder usage is least $200 during each membership year. Since January 1, 1996 substantially all new cardholders were enrolled in the 20% Program (see Note 2(i)).

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

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   5  -  FRANCHISE AGREEMENT (CONTINUED):

           For each of the franchises, the Company was also required to pay Network a 7 1/2% general service charge and a 2 1/2% advertising fee based on the gross dollar amount of food and beverage credits used by cardmembers within each territory. The Company was also required to pay a miscellaneous administrative fee based upon the number of participating restaurants and charge card transactions during any given month. Additionally, the Company was subject to a non-compete agreement.

           SEE NOTE 13 RE: SUBSEQUENT EVENT - SALE OF SUBSTANTIALLY ALL OPERATING ASSETS.


NOTE   6  -  LONG-TERM DEBT:

           The Company is the lessee of office and computer equipment through leases which expire in years through 2000. The assets (and liability) under these leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capitalized leases, included in depreciation expense for the years ended December 31, 1996, 1995 and 1994, aggregated $5,250, $3,381 and $2,914, respectively.

           Minimum future lease payments under capitalized leases as of December 31, 1996 and for each of the next four fiscal years and in the aggregate are as follows:

                1997                            $ 6,544
                1998                              5,583
                1999                              4,349
                2000                              6,324
                                               --------
           Total minimum lease payments          22,800
           Less: amount representing interest     7,198
                                              ---------
                                                $15,602
                                              =========

           The interest rate has been calculated at approximately 10% and was based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

           In connection with the sale of the Company's assets, subsequent to the balance sheet date, the leases and the liabilities thereunder were assigned to Network (see Note 13).

NOTE   7  -     COMMON STOCK:

      (a) In December 1991, the Company effected a reverse stock split of its issued and outstanding common stock on a one (1) for thirty (30) basis. The number of authorized shares (25,000,000) was not changed.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   7  -     COMMON STOCK (CONTINUED):

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

      (c) In July 1993, the Company completed a private placement of 1,764,624 units (each unit consisting of one share of common stock and one common stock purchase warrant) at a price of $1.70 per unit which yielded net proceeds of approximately $2,625,000. In November 1993, the Company also completed a private placement of 294,117 units (each unit consisting of one share of common stock and one common stock purchase warrant) at a price of $1.70 per unit for net proceeds of approximately $463,000. The warrants are exercisable at a price of $3.00 per share through December 1994 and at $4.00 per share thereafter and through December 1997. The warrants are also redeemable at a price of $1.00 per warrant, at the option of the Company, based upon certain circumstances.

           In July 1993, the Company also issued 2,500 shares of common stock in lieu of consulting fees aggregating $6,250.

           Pursuant to the terms of a employment agreement with an officer of the Company (see Note 12a) the Company reflected $46,875 as additional compensation for the year ended December 31, 1993. Payment was made by issuing 25,000 shares of common stock. The value of the shares is included in common stock subscribed as of December 31, 1993.

           As payment for the exercise of franchise options for the states of Washington and the City of Reno, Nevada and the Nevada portion of the Lake Tahoe resort area (see Note 5), the Company has agreed to issue 60,000 shares of common stock to Network. These shares are valued by the Company at $180,000. This amount is also included in common stock subscribed as of December 31, 1993.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   7  -     COMMON STOCK (CONTINUED):

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

           The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a maximum of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders agreed to an amendment to the Plan, whereby in the event of a sale of the assets of the Company (see Note 13) all options outstanding would become immediately exercisable without regard to any vesting provisions.

           The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.8 % and 8.4%; volatility factors of the expected market price of the Company's common stock of .41 and .38; and a weighted average expected life of the options of 7 1/2 years.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   8  -     STOCK OPTION PLAN (CONTINUED):

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                         1996       1995
                                                         ----       ----
           Net income
             As reported                                $545,024   $  10,942
             Pro forma                                   475,054     (85,248)

           Primary earnings per share
             As reported                                    $.07    $    -
             Pro forma                                       .06        (.01)

           A summary of stock activity, and related information for the years ended December 31 follows:

                                                             Weighted Average
                                               Options       Exercise Price
                                               -------       --------------

           Outstanding, December 31, 1993         349,000           $1.72
             Granted                               32,500            3.25
             Exercised                            (17,500)            .76
             Cancelled                            (12,500)           2.39
                                              -----------          ------

           Outstanding, December 31, 1994         351,500            1.88
             Granted                              320,000            2.85
             Exercised                            -                 -
             Cancelled                             (2,500)           1.75
                                             ------------          ------

           Outstanding, December 31, 1995         669,000            2.35

           Weighted average fair value of options
             granted during the year                                  .94

             Granted                               50,000            1.94
             Exercised                               -                -
             Cancelled                           (245,000)           2.46
                                               ----------          ------
           OUTSTANDING, DECEMBER 31, 1996         474,000           $2.24
                                              ===========           =====

           Weighted average fair value of options
             granted during the year                               $  .18

           Options exercisable as of:
             December 31, 1994                    106,833           $1.43
             December 31, 1995                    179,833            1.61
             December 31, 1996                    278,167            2.02

           Exercise prices for options outstanding as of December 31, 1996 ranged from $.60 to $3.75. The weighted average remaining contractual life of these options is 8 years.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE   9  -  BUSINESS CONCENTRATIONS:

           Most of the Company's participating restaurants are located in the San Francisco/Los Angeles areas. No single participating restaurant accounted for more than 5% of the Company's sales in any fiscal year presented.

           No single participating restaurant's Rights to receive balance was greater than 5% of the total Rights to receive balance at December 31, 1996 and 1995.


NOTE 10  -   INCOME TAXES:

           The provision for income taxes consists of the following:

                                                     For the Year Ended
                                                       December 31,
                                                   ----------------------------
                                                     1996        1995      1994
                                                     ----        ----      ----
           Current taxes:
             Federal                               $    -       $  -      $  -
             State                                      -          -         -
                                                   ----------   ------    ------
                Total                                   -          -         -
                                                   ----------   ------    ------

           Deferred taxes:
             Federal                                (104,000)      -         -
             State                                   (33,000)      -         -
                                                   ----------   ------    ------
                Total                               (137,000)      -         -
                                                   ----------   ------    ------

           Benefit of operating loss carryforwards  (720,000)      -         -
                                                   ----------   ------    ------

           Provision (credit) for income taxes     $(857,000)   $  -      $  -
                                                   =========    ======    ======

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes as well as the effect of operating loss carryforwards. Significant components of the Company's net deferred tax asset are as follows:

                                                          1996        1995
                                                          ----        ----
                Tax effects of:
                   Operating loss carryforwards         $720,000  $  680,000
                   Allowance for rights to receive       140,000     115,000
                   Property and equipment                 (3,000)     (2,500)
                                                        --------  -----------
                Gross deferred tax asset                 857,000     792,500
                Valuation allowance                         -       (792,500)
                                                        --------  ----------
                Net deferred tax asset                  $857,000  $     -
                                                        ========= ===========

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE 10  - INCOME TAXES (CONTINUED):

           The  Company has  available  at  December  31, 1996 and 1995,  unused operating loss carryforwards of approximately $1,950,000 and $1,744,000 respectively which expire in various years through 2011. As of December 31, 1996, the Company has recorded the tax benefits associated with future deductible temporary differences and NOL carryforwards since it generated taxable income in connection with a sale of its operating assets in January 1997, subsequent to the balance sheet date (see Note 13).


NOTE 11  - EARNINGS (LOSS) PER SHARE:

           Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. The effect on earnings
           (loss) per share resulting from the exercise of common stock warrants and options is antidilutive and therefore not shown for 1994.

NOTE 12  - COMMITMENTS AND CONTINGENCIES:

      (a)  EMPLOYMENT/CONSULTING AGREEMENTS:

           The Company entered into an employment agreement with its Chief Executive Officer, which agreement commenced January 1, 1995 and expired on December 31, 1996. The agreement provided for a base annual salary of $175,000 for the first year and $200,000 for 1996. This employee is also entitled to a bonus, based upon pre-tax earnings, of 5% on the first $2,000,000 and 6 1/2% on all earnings in excess of $2,000,000. The employee was also granted options to acquire 150,000 shares of common stock at prices ranging from $2.82 to $3.75 per share. The employment agreement also contains provisions for a covenant not to compete in the event of termination and various buy-out provisions in the event of termination, disability, death or a sale of a controlling interest or substantially all the assets of the Company.

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

           The Company had also entered into a consulting agreement with a company in which a director and its executive vice president are shareholders. The agreement provided for monthly consulting fees of $2,500 for the first 12 months, increasing to $2,917 per month thereafter through December 1996. This agreement was terminated effective December 31, 1995.

                    THE WESTERN SYSTEMS CORP. AND SUBSIDIARY
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

NOTE  12  -       COMMITMENTS AND CONTINGENCIES (CONTINUED):

      (B)  OPERATING LEASE:

           The Company has entered into operating leases for office space which expire in various years through 1999 with renewal options. The leases provide for payment of taxes and the Company's proportionate share of basic operating costs.

           Minimum future base rental payments under these leases, for each of the next three years and in the aggregate are as follows:

                 Year ending December 31, 1997   $  60,078
                 Year ending December 31, 1998      58,874
                 Year ending December 31, 1999      40,399
                                                 ---------
                                                  $159,351

           Rent expense for the years ended December 31, 1996, 1995 and 1994 aggregated $115,991, $113,859 and $91,931, respectively.

           Effective with the asset sale (see Note 13) the aforementioned leases were assigned to and assumed by Network.

           The Company also leases office space in Orange County, California, on a month-to-month basis, at a cost of $640 per month. The Company terminated this lease on January 31, 1997.

      (C)  SUBSEQUENT EVENT:

           See Note 13 regarding sale of substantially all operating assets.


NOTE  13  -      SUBSEQUENT EVENT - SALE OF ASSETS:

           On January 3, 1997, the Company sold its Transmedia Network franchise for the states of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets, other than cash and cash equivalents, to its franchisor, Transmedia Network, Inc.
           ("Network"). Upon consummation of the asset sale, the Company's assets consisted principally of cash and cash equivalents aggregating approximately $9,574,000 and liabilities consisting of approximately $800,000 of taxes on the gain resulting from the asset sale. The Company also transferred its obligations under capital and operating leases entered into, to Network. In connection with the asset sale the Company and Network exchange general releases of all liabilities and obligations under the franchise agreement (see Note 5). However, pursuant to the terms of the contract, should the Rights to Receive of a certain restaurant group become uncollectible within 12 months of the closing date, the Company is obligated to repurchase those Rights to Receive from Network at the then outstanding full cash amount. The Company would then have the opportunity to recover the amount paid to Network from the restaurant group and guarantors.
           Such Rights to Receive totaled approximately $100,000.