Form 10-K/A
period 1996-12-31
WESTERN SYSTEMS CORP
filed 1997-04-29
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KA

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                        Commission file number 0-22922

                           THE WESTERN SYSTEMS CORP.
                (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                            06-0995978
             ---------------------------         ----------------------------
             (State or other jurisdiction of      (IRS Employer Identification
             incorporation or organization)                 Number)



  c/o Janney Montgomery Scott Inc., 26 Broadway, New York New York     10004
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                    (Zip Code)

      Registrant's telephone number, including area code: (212) 510-0688

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $.60 par value
            Common Stock Purchase Warrants entitling holders to purchase one share of Common Stock per Warrant prior to December 31, 1997.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

      As of April 15, 1997, the executive officers and directors of The Western Systems Corp. (the "Company") were as follows:

                                                                           Term of Office
                             Present Position       Director    Class of     as Director
Name                  Age    with the Company       Since       Director       Expires
----                  ---    ----------------       -----       --------       -------

William J. Barrett    57     Chief Executive        January        III          1998
                             Officer and Director   1992

Stuart M. Pellman     55     Director               January        III          1998
                                                    1992

Herbert M. Gardner    57     Director               January        II           1997
                                                    1992

C. Scott Bartlett, Jr.64     Director               August          I           1999
                                                    1991

Richard O. Starbird   72     Director               July 1992       I           1999

Howard Grafman        68     Director               July 1992       I           1999

Paulette Grafman      50     Director               September      II           1997
                                                    1993

      The following information concerning the directors and executive officers of the Company has been furnished by each of them.

      WILLIAM J. BARRETT was elected Chief Executive Officer of the Company in January 1997. He has served as a director of the Company since January 1992 and as Secretary and Assistant Treasurer of the Company since August 1992. Mr. Barrett has been principally employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. Mr. Barrett is a director of the following publicly-held corporations: Supreme
Industries, Inc., a company that manufactures specialized truck bodies, Fredericks of Hollywood, Inc., an apparel marketing company, Shelter Components Corporation, a distributor to the manufactured housing and recreation vehicle industries and manufacturer of carpet and bathroom products, TGC Industries, Inc., which provides geophysical services to the oil and gas industries and manufactures and distributes specialty packaging products, and Chase Packaging Corporation, a specialty packaging supplier.

      STUART M. PELLMAN served as President and Chief Executive Officer of the Company from January 1992 until the Company's sale of its Transmedia Network Franchise (the "Asset Sale") to its former franchisor, Transmedia Network, Inc. ("Network") in January 1997. Since the Asset Sale, Mr. Pellman has been principally employed as an executive officer of Network. He continued to serve as the Company's Chief Financial Officer and Chief Accounting Officer until April 1997. He has been a director of the Company since January 1992. From May 1989 until September 1991, Mr. Pellman was a corporate securities attorney with, and a member of, the San Francisco, California law firm of Steefel, Levitt & Weiss. Prior thereto and since 1965, he was engaged in the private practice of law in New York City. In 1979, he co-founded the law firm of Slade & Pellman in New York City and was a member of that firm until December 1988. Commencing in 1986, Mr. Pellman supervised Slade & Pellman's representation as general counsel to Network.

      HERBERT M. GARDNER has served as a director of the Company since January 1992. Mr. Gardner has been principally employed as a Senior Vice President of Janney Montgomery Scott Inc. for more than five years. Mr. Gardner is a director of Network and also is a director of other publicly-held corporations as follows: Shelter Components Corporation, Nu Horizons Electronics, Corp., an electronics components distributor, TGC Industries, Inc., Hirsch International Corp., a distributor of computerized embroidery machines and a developer of related software, and Chase Packaging Corporation. Mr. Gardner also is Chairman of the Board of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses.

      C. SCOTT BARTLETT has served as a director of the Company since August 1991. Since November 1990, he has been principally engaged as a consultant to the banking industry and in conjunction with such activities served as Senior Vice President and Chief Credit Officer of MTB Bank from 1992 to 1994. From April 1984 to November 1990, he was an Executive Vice President and Chairman of the Credit Policy Committee of National Westminster Bank USA. He is also a director of Harvard Industries, Inc., an automotive supplier, NVR, Inc., a homebuilding company, Darling International, Inc., a recycler of animal by-products, Bucyrus-Erie Company, a manufacturer of surface mining equipment, Janus Industries, Inc., a holding company, and The Bibb Company, a manufacturer of bedding, napery and industrial fabrics.

      RICHARD O. STARBIRD has served as a director of the Company since July 1992. Mr. Starbird has been Emeritus Professor at Western Washington University in Bellingham, Washington since 1983, where he is currently engaged as a graduate school advisor, researcher and writer. Mr. Starbird also is a director of Fredericks of Hollywood, Inc.

      HOWARD GRAFMAN has served as a director of the Company since July 1992. Since February 1996, Mr. Grafman has been principally engaged as Chairman of the Board of KRUZ-FM, a radio station based in Santa Barbara, California, and a private investor. Mr. Grafman founded Century Broadcasting Corporation, an independent operator of FM radio stations, in 1964 and served as its President until 1987 and as one of its directors until 1992. Prior to founding Century
Broadcasting Corporation, Mr. Grafman was actively involved in the communications and broadcasting industries.

      PAULETTE  W.  GRAFMAN  has  served  as a  director  of the  Company  since
September 1993 and served as Executive Vice President of the Company from September 1993 until January 1996. Since February 1996, Ms. Grafman has been principally engaged as President and General Manager of KRUZ-FM. Ms. Grafman was Vice President and General Manager of KMEL, an FM radio station in San Francisco, California from November 1985 to November 1992, when the station was sold by Century Broadcasting Corporation. During the prior 10 years, she held executive and sales positions with several radio stations in Los Angeles. She served on the Board of Directors of the Northern California Broadcasters Association in 1987 and 1988, and as an officer of the Association since 1989, including the office of President in 1991 and 1992. She was principally engaged as a private investor from November 1992 to September 1993. Howard Grafman and Paulette Grafman are spouses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5s were required to be filed by such persons, the Company believes that during the year ended December 31, 1996, there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company. There was no executive officer of the Company, other than the CEO, whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1996.


                          SUMMARY COMPENSATION TABLE

                                        Annual Compensation            Long Term Compensation
                                ------------------------------        ----------------------

                                                       Other Annual                All Other
                                                       Compensation   Number of   Compensation
Name and Principal Posit Year   Salary ($) Bonus ($)     ($)(1)(2)     Options        ($)
---------------------    ----   --------   ---------   -----------    --------   ------------

Stuart M. Pellman,       1996   200,000           --         4,680         --          --
  President and Chief    1995   175,000          25,580      4,680    150,000          --
  Executive Officer      1994   145,000           --         4,680         --          --


-------------------
(1) Perquisites and other personal benefits, securities or property received by Mr. Pellman did not exceed the lesser of $50,000 or 10% of his annual salary and bonus.

(2) Mr. Pellman's employment agreement required the Company to pay the premiums (not exceeding $4,800 per annum) on term life insurance in the face amount of $1,000,000 on the life of Mr. Pellman under policies owned by Mr. Pellman. See "--Employment Agreements."

OPTION GRANTS

            No options were granted to Mr. Pellman during 1996.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

            The following table sets forth certain information concerning unexercised options held as of December 31, 1996 by Mr. Pellman. No stock options were exercised by Mr. Pellman during the fiscal year ended on such date.


                   AGGREGATED FISCAL YEAR-END OPTION VALUES



                          Number of Unexercised    Value of Unexercised in-the-,
                         Options at December 31,   Money Options at December 31
                                 1996(#)                   1996 ($)(1)

Name                    Exercisable/ Unexercisable    Exercisable/ Unexercisable
----                    --------------------------    --------------------------

Stuart M. Pellman                  287,500/0                  $251,562/0



____________________
(1) Based on the closing price of a share of Common Stock ($.875 as reported by the National Association of Securities Dealers Automated Quotation System on December 31, 1996).

DIRECTOR COMPENSATION

            Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Currently, directors who are not employees of the Company receive a fee of $100 for each Board of Directors or committee meeting attended, plus reasonable out-of-pocket expenses. Directors who are officers or employees of the Company are not entitled to any compensation for their service as a director.

LONG-TERM INCENTIVE AND PENSION PLANS

            The Company does not have any long-term incentive or defined benefit pension plans.

EMPLOYMENT AGREEMENTS

            Mr. Pellman served as President and Chief Executive Officer of the Company pursuant to an employment agreement that commenced as of January 1, 1995 and terminated on December 31, 1996. Mr. Pellman received a base annual salary of $200,000 during 1996. Pursuant to the terms of the employment agreement, the Company paid Mr. Pellman an annual bonus equal to 5% of the Company's pre-tax income up to $2,000,000 plus 6-1/2% of the Company's pre-tax income, if any, over $2,000,000. Mr. Pellman did not receive a bonus pursuant to this clause at the end of December 31, 1996. He also was not entitled to receive any bonus payment as a result of the consummation of the Asset Sale. In addition, Mr. Pellman received the sum of $25,000 in consideration of his agreement to enter into the employment agreement. Mr. Pellman's employment agreement required the Company to pay the premium (not exceeding $4,800 per annum) on term life insurance in the face amount of $1,000,000 on the life of Mr. Pellman under policies owned by Mr. Pellman.

COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

            The Compensation and Stock Option Committee was established by the Board of Directors in September 1993 to make recommendations to the Board of Directors regarding compensation of executive officers and administration of the Company's 1992 Stock Option Plan. It acted one time by unanimous written consent during 1996. Messrs. Barrett, Bartlett and Starbird currently serve as members of the Compensation and Stock Option Committee. Following the Asset Sale, Mr. Barrett was elected Chief Executive Officer of the Company.

COMPENSATION PHILOSOPHY

            The Compensation and Stock Option Committee's executive compensation philosophy is (and the Board of Directors was) to base management's pay, in part, on the achievement of the Company's annual and long-term performance goals, to provide competitive levels of compensation, to recognize individual initiative, achievement and length of service to the Company, and to assist the Company in attracting and retaining qualified management. The Compensation Committee also believes that the potential for equity ownership by management is beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value.

SALARIES

            Base salaries for the Company's executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive particularly with respect to the ability to manage growth of the Company, the length of the executive's service to the Company and any increased responsibilities assumed by the executive.

BONUSES

            The Company from time to time will consider the payment of bonuses to its executive officers, although no formal plan currently exists, except as provided in individual employment agreements. Bonuses would be determined based, first, upon the level of achievement by the Company of its strategic and operating goals and, second, upon the level of personal achievement by participants. The achievement of goals by the Company includes, among other things, the performance of the Company as measured by return on assets. The achievement of personal goals includes the actual performance of the Company for which the executive officer has responsibility as compared to the planned performance thereof, the level of cost savings achieved by such executive officer, other individual contributions, the ability to manage and motivate reporting employees and the achievement of assigned projects. Mr. Pellman did not receive a bonus for the year ended December 31, 1996.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

            Mr. Pellman's base salary of $200,000 was based upon the factors described in the "Salaries" paragraph above.

STOCK OPTION PLAN

            It is the philosophy of the Compensation Committee that stock options should be awarded only to key employees of the Company to promote long-term interests between such employees and the Company's stockholders and to assist in the retention of such employees. The Stock Option Committee did not award any stock options to Mr. Pellman during the year ended December 31, 1996.


COMPENSATION AND STOCK OPTION COMMITTEE:  William J. Barrett,
                                          C. Scott Bartlett, Jr.
                                          Richard O. Starbird


                            COMMON STOCK PERFORMANCE

            The following graph compares, for the periods indicated, the percentage change in the cumulative total stockholder return on the Common Stock of the Company (the "Common Stock") with the cumulative total return of (a) the Nasdaq Market Index, a broad equity market index (the "Broad Market"), and (b) an index consisting of the following publicly traded Miscellaneous Business Credit Institutions with the same Standard Industrial Classification Code (6159) as the Company: Allied Capital Lending Corp., Banca Quadrum S.A. de C.V. (ADR), Financing Federal Corp., First Enterprise Financial Group, Inc., HPSC Inc., Metris Companies Inc., MLC Holdings Inc., PDS Financial Corp., Rockford Industries Inc., Source Capital Corp., Southern Pacific Fund Corp., Student Loan Marketing Association, Walnut Financial Service Inc. and Winfield Capital Corp. (the "Industry Index").


         COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG THE WESTERN
              SYSTEMS CORP., INDUSTRY INDEX AND BROAD MARKET INDEX


                                                         Fiscal Year Ending
                                         ------------------------------------------------

                            1992           1992      1993       1994      1995      1996
                            ----           ----      ----       ----      ----      ----

The Western Systems Corp.    100           700.00   1,400.00  1,652.00    652.00    350.00

Industry Index               100           101.06      73.73     56.71    109.99    154.82

Broad Market                 100           108.21     129.80    136.28    176.76    219.66




                                [GRAPH OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of April 15, 1997 with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of five percent or more thereof,
(ii) each director of the Company, (iii) the Chief Executive Officer and (iv) all executive officers and directors as a group. All persons identified below as holding options and/or Common Stock purchase warrants (the "Warrants") are deemed to be beneficial owners of shares of Common Stock subject to such options or purchasable upon exercise of such Warrants by reason of their right to acquire such shares within 60 days after April 15, 1997, through the exercise of such options and/or the Warrants. Unless otherwise indicated, the address for each person or entity listed below is the Company's principal executive office.



Name and Address                                    Shares            Percentage
of Beneficial Owner(1)                        Beneficially Owned       of Class
----------------------                        ------------------       --------

Stuart M. Pellman                                   538,480(2)           6.2%
c/o Transmedia Network Inc.
475 Sansome Street
San Francisco, California  94111

Herbert M. Gardner                                  447,254(3)           5.2%

William J. Barrett                                  691,008(4)           8.0%

MassMutual Corporate Investors                      698,707(5)           8.1%
1295 State Street
Springfield, MA 01111

C. Scott Bartlett, Jr.                               56,281(6)            *

Howard Grafman                                      144,762(7)           1.7%

Richard O. Starbird                                 110,997(8)           1.3%

Paulette W. Grafman                                  29,705(9)            *

All Directors and Executive Officers
 as a Group (7 persons)                           2,018,487(10)         23.4%


--------------------------
*     Less than 1%

(1) All of such persons and entities have sole investment and voting power over the shares listed as being beneficially owned by them.

(2) Includes (i) 287,500 shares subject to options and (ii) 132,646 shares owned by an individual retirement account as to which Mr. Pellman is the beneficiary (including 8,823 shares underlying Warrants).

(3)   Includes  (i)  6,000  shares  underlying  Warrants,   (ii)  42,321  shares
      beneficially owned by Mr. Gardner's spouse (including 7,352 shares underlying Warrants), (iii) 8,333 shares owned by an individual retirement account as to which Mr. Gardner is the beneficiary, and (iv) 256,298 shares owned by Mr. Gardner's qualified plan (including 22,058 shares underlying Warrants). Mr. Gardner disclaims beneficial ownership of the shares beneficially owned by the members of his family.

(4) Includes (i) 38,705 shares underlying Warrants, (ii) 137,860 shares beneficially owned by Mr. Barrett's spouse (including 17,646 shares underlying Warrants), and (iii) 405,597 shares owned by Mr. Barrett's qualified plan (including 44,117 shares underlying Warrants). Mr. Barrett disclaims beneficial ownership of the shares beneficially owned by the members of his family.

(5)   Based upon  Amendment  No. 1 dated June 5, 1995 to a Statement on Schedule
      13G filed with the Commission by MassMutual Corporate Investors, MassMutual Participation Partners and MassMutual Corporate Value Partners in which the three entities indicate that they may be regarded as a group. MassMutual Corporate Investors, MassMutual Participation Partners and MassMutual Corporate Value Partners beneficially own 405,590, 54,000 and 56,000 shares of Common Stock respectively. MassMutual Corporate Investors also holds Warrants to purchase 183,117 shares of Common Stock, of which it may be deemed the beneficial owner. The Boards of Directors of each of MassMutual Corporate Investors, MassMutual Participation Partners and MassMutual Corporate Value Partners have sole investment and voting power over the respective securities of the Company held by each such entity. MassMutual Corporate Investors and MassMutual Participation Partners are each closed-end mutual funds whose shares are traded on the New York Stock Exchange.

(6) Includes (i) 8,399 shares held jointly with Mr. Bartlett's spouse, (ii) 36,000 shares subject to options and (iii) 5,882 shares underlying Warrants held jointly with Mr. Bartlett's spouse.

(7) Includes (i) 6,000 shares subject to options, (ii) 17,205 shares underlying Warrants and (iii) 5,000 shares held by Radio First International, Inc., of which Mr. Grafman is a principal stockholder. Does not include shares reported as beneficially owned by Paulette W. Grafman.

(8) Includes (i) 16,000 shares subject to options, and (ii) 14,705 shares underlying Warrants.

(9) Includes 4,705 shares underlying Warrants. Does not include shares reported as beneficially owned by Howard Grafman.

(10) Includes an aggregate of 345,500 shares subject to options and 370,315 shares underlying Warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Not applicable.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE WESTERN SYSTEMS CORP.


Date:  April 29, 1997              /s/ William J. Barrett
                                   ------------------------------------
                                   William J. Barrett
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)