Form 10-Q
period 1997-03-31
WESTERN SYSTEMS CORP
filed 1997-05-12
CIK 315411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------

                        Commission file number 0-22922
                                               -------

                           THE WESTERN SYSTEMS CORP.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

          Delaware                                        06-0995978
----------------------------                      ----------------------------
(State or Other Jurisdiction                      (IRS Employer Identification
of Incorporation or Organi-                                 Number)
zation)

c/o Janney Montgomery Scott Inc., 26 Broadway, New York, NY            10004
-----------------------------------------------------------            -----
          (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 510-0688
                                                    --------------

The Western Transmedia Company, Inc., 475 Sansome St., San Francisco, CA  94111
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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 1997 there were outstanding 7,869,833 shares of the issuer's Common Stock, $.60 par value.

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------




                                      INDEX

                                                                         Page(s)
                                                                         -------


PART 1.   Financial Information

ITEM 1.   Financial Statements:

          Consolidated   Balance   Sheets   -  March   31,   1997
          (unaudited) and December 31, 1996                                3.

          Consolidated  Statements  of  Operations - Three Months
          Ended March 31, 1997 and 1996 (unaudited)                        4.

          Consolidated  Statements  of Cash Flows - Three  Months
          Ended March 31, 1997 and 1996 (unaudited)                        5.

          Notes  to  Interim  Consolidated  Financial  Statements
          (unaudited)                                                      6.


ITEM 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                              8.

PART 2.   Other Information                                                12.


SIGNATURES                                                                 13.

EXHIBITS: Exhibit 11 - Computation of Earnings (Loss) Per Share

          Exhibit 27 - Financial Data Schedule

          Exhibit 99 - Press Release

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                   - ASSETS -

                                                             MARCH 31,     December 31,
                                                                1997            1996
                                                             ---------     ------------
                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash                                                    $  9,558,676      $ 2,073,697
  Deferred tax asset (Note 3)                                  -                857,000
  Accounts receivable                                          -                107,717
  Rights to receive - net                                      -              3,335,763
  Prepaid expenses and other current assets                     27,874          194,800
                                                           -----------      -----------
TOTAL CURRENT ASSETS                                         9,586,550        6,568,977
                                                           -----------      -----------

PROPERTY AND EQUIPMENT - NET                                   -                 81,871
                                                           -----------      -----------

OTHER ASSETS:
  Franchise agreement - net                                    -                423,800
  Security deposits                                            -                  9,483
  Other assets                                                 -                 34,941
                                                           -----------      -----------
                                                               -                468,224
                                                           -----------      -----------

TOTAL ASSETS                                               $ 9,586,550      $ 7,119,072
                                                           ===========      ===========

                        - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable - rights to receive                    $    -            $   633,436
  Accrued liabilities                                           58,449          202,112
  Income taxes payable (Note 3)                                783,000          -
  Capitalized lease obligations - current portion              -                  3,576
                                                           -----------      -----------
TOTAL CURRENT LIABILITIES                                      841,449          839,124
                                                           -----------      -----------

LONG-TERM DEBT:
  Capitalized lease obligations                                -                 12,026
                                                           -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value,
    2,000,000 shares authorized;
    none issued or outstanding                                 -                -
  Common stock, $.60 par value,
    25,000,000 shares authorized;
    7,903,421 shares issued and outstanding                  4,742,053        4,742,053
  Additional paid-in capital                                 5,542,062        5,542,062
  Retained earnings (deficit)                               (1,539,014)      (4,016,193)
                                                           -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                   8,745,101        6,267,922
                                                           -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 9,586,550      $ 7,119,072
                                                           ===========      ===========


       The   accompanying   notes  are  an  integral  part  of  these  financial
statements.





                                                                         Page 3.

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)



                                                      For the Three Months
                                                         Ended March 31,
                                                         ---------------
                                                         1997            1996
                                                     ----------       ----------

NET SALES                                          $    54,396      $ 2,591,458

COST OF SALES                                           36,263        1,713,600
                                                   -----------      -----------

GROSS PROFIT                                            18,133          877,858
                                                   -----------      -----------

OPERATING EXPENSES:
   Franchise costs                                       7,254          359,225
   Operating expenses                                  100,915          540,830
                                                   -----------      -----------
                                                       108,169          900,055
                                                   -----------      -----------

LOSS FROM OPERATIONS                                   (90,036)         (22,197)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                     114,359           35,321
   Interest (expense)                                     --               (981)
   Gain on sale of franchise -
     net of purchase expenses (Note 2)               4,092,856             --
                                                   -----------      -----------
                                                     4,207,215           34,340
                                                   -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             4,117,179           12,143
                                                   -----------      -----------

INCOME TAXES (NOTE 3):
   Provision for income taxes:
     Current                                           783,000             --
     Deferred                                          857,000             --
                                                   -----------      -----------
                                                     1,640,000             --
                                                   -----------      -----------

NET INCOME                                         $ 2,477,179      $    12,143
                                                   ===========      ===========


EARNINGS PER COMMON SHARE                                 $.31            $0.00
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING              7,956,941        7,950,803
                                                   ===========      ===========



   The accompanying notes are an integral part of these financial statements.




                                                                         Page 4.

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                            1997                  1996
                                                                                        -------------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from franchisor for
    cardholder restaurant spending                                                    $   179,359             $ 2,600,564
  Cash paid for franchise fees                                                            (24,251)               (360,927)
  Cash paid for rights to receive                                                            --                (2,164,476)
  Cash paid to suppliers and employees                                                   (238,968)               (488,712)
  Interest received                                                                       114,359                  35,321
  Interest paid                                                                              --                      (982)
    NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                                   30,499                (379,212)
                                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         --                    (1,125)
  Cash received from sale of operating assets                                           7,454,480                    --
  Security deposits                                                                          --                       (45)
                                                                                      -----------             -----------
    NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                         7,454,480                  (1,170)
                                                                                      -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                                      --                      (654)
                                                                                      -----------             -----------
    NET CASH (UTILIZED) BY FINANCING ACTIVITIES                                              --                      (654)
                                                                                      -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    7,484,979                (381,036)

  Cash and cash equivalents, at beginning of year                                       2,073,697               3,040,620
                                                                                      -----------             -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                           $ 9,558,676             $ 2,659,584
                                                                                      ===========             ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (UTILIZED) BY OPERATING ACTIVITIES:
  Net income                                                                          $ 2,477,179             $    12,143
  Adjustments to reconcile net income to
    net cash provided (utilized) by
    operating activities:
     Deferred taxes                                                                       857,000                    --
     Allowance for unrealizable rights to receive                                            --                    52,038
     Depreciation and amortization                                                           --                    15,048
     Net book value of assets transferred to buyer                                        534,493                    --
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                       107,717                   9,007
    Decrease (increase) in rights to receive                                            3,335,763              (1,009,235)
    Decrease in prepaid expenses and other current assets                                 166,926                  14,825
    (Decrease) increase in accounts payable - rights to receive                          (633,436)                550,238
    (Decrease) in accrued expenses                                                       (143,663)                (23,276)
    Increase in income taxes payable                                                      783,000                    --
                                                                                      -----------             -----------
        NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES                          $ 7,484,979             $  (379,212)
                                                                                      ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 5.

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                   (UNAUDITED)



NOTE   1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION:

           Through January 3, 1997, the Company was operating under a franchise agreement with Transmedia Network, Inc. ("Network") which granted to the Company the right to operate a franchise in California, Washington, Oregon and certain parts of Nevada, the primary business of which was the acquisition of Rights to Receive food and beverage credits from restaurants that accept the Transmedia restaurant card (a private restaurant charge card marketed and issued by Network). See Note 2 below regarding sale of the franchise and certain assets of the Company.

           In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Systems Corp. formerly The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. ("TM West") contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

           The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.


NOTE   2 - SALE OF OPERATING ASSETS:

           On January 3, 1997, the Company sold its Transmedia Network franchise for the states of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets, other than cash and cash equivalents, to its franchisor, Network, for cash of approximately $7,500,000. The Company also transferred its obligations under capital and operating leases entered into, to Network. In connection with the Asset Sale, the Company and Network exchanged general releases of all liabilities and obligations under the franchise agreement. However, pursuant to the terms of the contract, should the Rights to Receive of a certain restaurant group become uncollectible within 12 months of the closing date, the Company is obligated to repurchase those Rights to Receive from Network, at the time the determination is made that such Rights to Receive are uncollectible, at the then outstanding full cash amount. The Company would then have the right to recover damages, including the amount paid to Network, from the restaurant group and guarantors. At March 31, 1997 the cash equivalent of such Rights to Receive totaled approximately $90,000.





                                                                         Page 6.

                            THE WESTERN SYSTEMS CORP.
                            -------------------------
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                 -----------------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                   (UNAUDITED)



NOTE   3 - INCOME TAXES:

           As of the year end of December 31, 1996 the Company established a deferred tax asset of $857,000, based primarily upon available net operating losses, to offset the anticipated gain from the sale of substantially all of its assets on January 3, 1997. This gain resulted in approximately $4,117,000 of income for the quarter ended March 31, 1997 and accordingly, the liability resulting from the $1,640,000 provision for income taxes has been offset by the deferred tax asset.


NOTE   4 - SUBSEQUENT EVENTS:

           On April 30, 1997, the Company entered into an agreement with American Country Insurance Company and its' wholly-owned subsidiary, American Country Financial Services (collectively "American") whereby the Company will acquire substantially all the assets and assume substantially all the liabilities of American for cash of approximately $40,000,000. Financing for the purchase will be provided by the sale of approximately 24 million newly issued shares of the Company for approximately $27,000,000, by the Company's cash on hand of approximately $9,000,000 and the balance by a bank term loan. The transaction is subject to shareholder and regulatory approval and is expected to close in the third quarter of 1997.



                                                                         Page 7.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RECENT DEVELOPMENTS

          On January 3, 1997, the Company sold its Transmedia Network franchise (the "Franchise") covering the States of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets other than cash and cash equivalents (the "Asset Sale") to its franchisor, Transmedia Network Inc. ("Network"), for a cash payment of approximately $7,500,000. Upon consummation of the Asset Sale, and at March 31, 1997, the Company's assets consisted principally of cash and cash equivalents aggregating approximately $9,600,000. These assets (less approximately $800,000 of taxes on the gain resulting from the Asset Sale) will be utilized by the Company to acquire, merge, consolidate, invest in transactions or otherwise combine with an operating business (any such transaction, a "Business Combination"). The Company intends to enter into transactions which will use substantially all of the Company's available cash in one or two transactions and structure such Business Combinations so that the current management of the target business will remain in place. There can be no assurance, however, the Company will be able to effectuate a Business Combination, or that any such Business Combination will be profitable. In anticipation of the sale, in the fourth quarter of 1996, the Company initiated activities to seek such an acquisition or affiliation.

          On April 30, 1997, the Company entered into an agreement with American Country Insurance Company and its' wholly-owned subsidiary, American Country Financial Services (collectively "American") whereby the Company will acquire substantially all the assets and assume substantially all the liabilities of American for cash of approximately $40,000,000. Financing for the purchase will be provided by the sale of approximately 24 million newly issued shares of the Company for approximately $27,000,000, by the Company's cash on hand of approximately $9,000,000 and the balance by a bank term loan. The transaction is subject to share holder and regulatory approval and is expected to close in the third quarter of 1997.

          Pending a business combination, the Company's assets will be invested as management of the Company deems prudent, which may include, but will not be limited to, certificates of deposit, mutual funds, money-market accounts, stocks, bonds or United States Government or municipal securities, provided, however, that the Company will attempt to invest the net proceeds in any manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940.

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

          As discussed above in "Recent Developments" the Company sold its Transmedia Network franchise on January 3, 1997, and therefore, operated its Transmedia Franchise for only two days during the three-month period ended March 31, 1997. Accordingly, the results of operations for the three month period ended March 31, 1997 are not comparable to the three month period ended March 31, 1996.

          The following information relates primarily to the business carried on by the Company prior to the Asset Sale.




                                                                         Page 8.

          Net sales for the two days of operation, during the three month period ended March 31, 1997, were $54,396. Net sales were $2,591,458 during the three month period ended March 31, 1996.

          The Company incurred franchise costs of approximately 14% of net sales. Franchise costs were $7,254 and $359,225 for the three month periods ended March 31, 1997 and 1996, respectively.

          The Company operated with an approximate 33% gross profit margin from net sales of Rights to Receive to Cardholders. The Company's net sales contributed $18,133 and $877,858 in gross profit for the three month periods ended March 31, 1997 and 1996, respectively.

          Operating expenses (selling, general and administrative expenses) aggregated $100,915 and $540,830 for the three month periods ended March 31, 1997 and 1996, respectively. The approximately $440,000 decrease in operating expenses for the respective three month periods is primarily because upon completion of the Asset Sale, on January 3, 1997, the Company's operating overhead was limited to the administrative, accounting and legal costs of compliance with public reporting and tax requirements.

          For the three month period ended March 31, 1997, operating expenses consisted primarily of salaries and payroll-related expenses ($52,500) and professional and consulting fees ($45,000).

          For the three month period ended March 31, 1996, operating expenses consisted primarily of salaries and payroll expenses ($298,000), professional and consulting fees ($32,000), rent and office expenses ($67,000), the Company's reserve for unrealizable Rights to Receive ($52,000), advertising and promotional expenses in connection with attracting and maintaining California cardholders ($13,000 net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants ($46,000).

          Interest income was approximately $114,000 and $35,000 for the three month periods ending March 31, 1997 and 1996, respectively. The approximately $79,000 increase in interest income earned by the Company for the respective three month periods is because of the additional interest earned on the approximately $7,454,000 gross proceeds received from the Company's Asset Sale.

          For the three month period ended March 31, 1997, the Company generated income before provision for income taxes of $4,117,179 compared to income of $12,143 for the three month period ended March 31, 1996. The increase was primarily attributable to the Company's gain on the Asset Sale.

          For the three month period ended March 31, 1997 the Company established a financial statement provision for income taxes of $1,640,000. The $1,640,000 amount is the full theoretical tax expense on the Company's approximately $4,117,000 pretax income at an assumed 40% combined Federal and California effective tax rate. The tax provision does not give effect to the Company's $1,950,000 net operating loss carryforwards and other deductible temporary differences. Of the total $1,640,000 financial statement tax expense the $783,000 current portion is the actual projected net "tax return" tax payable by the Company after utilizing the Company's net operating loss carryforwards. The $857,000 deferred portion is not actually payable and is required under the provisions of SFAS 109 to reverse the $857,000 tax asset recognized during the year ended December 31, 1996. This asset, which recorded the tax benefit of the Company's $1,950,000 net operating carryforwards, was required at the end of 1996 because it was more likely than not at that time that the losses would be utilized. For the years ended December 31, 1995 and earlier, the Company did not record such a tax credit because at that time there was no assurance that the Company would generate future taxable income.

                                                                         Page 9.

          For the three month period ended March 31, 1997, the Company earned net income of $2,477,179 or $.31 per share. The net income was primarily attributable to the Company's gain on the Asset Sale net of taxes and expenses. For the three month period ended March 31, 1996 the Company earned income before provision for income taxes and net income of $12,143 or $.00 per share. The Company incurred no provision for income taxes for the three months ended March 31, 1996 because the income taxes on the Company's $12,143 pretax profit were eliminated by the Company's net operating loss carryforwards.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital was approximately $8,745,000 at March 31, 1997 and $5,730,000 at December 31, 1996. The approximately $3,015,000 increase is primarily attributable to the Company's gain on the Asset Sale net of expenses and accrued taxes.

          The Company's cash balances were approximately $9,559,000 and $2,074,000 at March 31, 1997 and December 31, 1996, respectively. The approximately $7,485,000 increase is primarily attributable to the cash proceeds from the Company's gain on the Asset Sale.

          At March 31, 1997, the Company's had no debt, its net worth was approximately $8,745,000 and its current ratio was 11.4:1.

          Cash provided by operating activities for the three month period ended March 31, 1997 was approximately $7,485,000. During the three month period ended March 31, 1997 the Company received approximately $7,454,000 gross proceeds from the Company's Asset Sale, cash generated from cardholder restaurant spending net of franchise fees was approximately $155,000 and interest income was approximately $114,000. Operating expenditures during the three month period ending March 31, 1997 consisted of approximately $239,000 paid to suppliers and employees.

          Cash flow used in operating activities for the three month period ended March 31, 1996 was approximately $379,000. During the three month period ended March 31, 1996 cash generated from cardholder restaurant spending net of franchise fees was approximately $2,240,000 and interest income was approximately $35,000. Operating expenditures during the three month period ending March 31, 1996 consisted of approximately $2,164,000 paid to purchase Rights to Receive and $489,000 paid to suppliers and employees.

          Cash flow used in investing activities for the three month period ended March 31, 1996 was $1,170 primarily for the purchase of office furniture and equipment. The Company did not have any cash flows from investing activities during the three month period ended March 31, 1997.

          Cash flow used in financing activities for the three month period ended March 31, 1996 was $654 for the payment of capital lease obligations. The Company did not have any cash flows from financing activities during the three month period ended March 31, 1997.

          During the year ending December 31, 1997 and until a business acquisition or affiliation is effected the Company expects to generate interest income in excess of its minimal operating expenses, exclusive of any due diligence and professional fees incurred in connection with the identification and consummation of one or more Business Combinations.




                                                                        Page 10.

          The Company presently has outstanding 2,052,987 warrants which expire December 31, 1997. These warrants will be adjusted (upon completion of the acquisition discussed earlier), pursuant to their anti-dilution provisions, to entitle the holder of each warrant to purchase approximately 2.1 shares at approximately $1.85 per share. No assurance can be given, however, that the Company will raise additional capital from the exercise of its Warrants or obtain additional financing. The Company presently has no other unused internal sources of liquidity other than cash (or equivalents) on hand and no external sources of liquidity such as a line of credit or otherwise from a financial institution.

          The Company intends to enter into transactions which will use substantially all of the Company's available cash in one or two transactions and structure such Business Combinations so that the current management of the target business will remain in place. There can be no assurance, however, that the Company will be able to effectuate a Business Combination, or that any such Business Combination will be profitable. In anticipation of the sale, in the fourth quarter of 1996, the Company initiated activities to seek such an acquisition or affiliation. See discussion re: Recent Developments.

          INFLATION AND SEASONALITY

          Inflation did not significantly impact the Company's business during 1996 nor the three months ended March 31, 1997. The Company does not believe that its business was seasonal.

          FORWARD-LOOKING STATEMENTS

          This report may contain forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.




                                                                        Page 11.

                          PART II - OTHER INFORMATION


Item 5. OTHER INFORMATION

            On May 1, 1997, the Company  entered into a definitive  agreement to purchase the assets of American Country Insurance Company of Chicago and/or affiliated company for $40,250,000. The Company anticipates closing the acquisition in July 1997, subject to regulatory approval and approval by stockholders of the Company. A more detailed description of the transaction is contained in the Company's Press Release dated May 1, 1997 filed as an exhibit to the Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    EXHIBITS:

                  Exhibit 11 - Computation of Earnings (Loss) Per Share
                  Exhibit 27 - Financial Data Schedule
                  Exhibit 99 - Press Release dated May 1, 1997

      b)    REPORTS ON FORM 8-K

                  The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.


                                                                        Page 12.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTERN SYSTEMS CORP.



Date:  May 12, 1997
                              By:/s/ William J. Barrett
                                 -------------------------------------
                                 William J. Barrett Chief Executive Officer and Director (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)



                                                                        Page 13.