Form 10-Q
period 1997-06-30
WESTERN SYSTEMS CORP
filed 1997-07-30
CIK 315411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-22922


                           THE WESTERN SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         06-0995978
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       c/o Janney Montgomery Scott, Inc., 26 Broadway, New York, NY 10004
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 510-0688
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X         NO
                                                      ---           ---

     On July 23, 1997 there were outstanding 7,929,421 shares of the registrant's common stock, $.60 par value.

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)


                                      INDEX

                                                                                                            Page(s)
                                                                                                            -------
PART 1.           Financial Information

ITEM 1.           Financial Statements:

                  Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                3.

                  Consolidated Statements of Operations - Six and  Three Months Ended
                  June 30, 1997 and 1996  (unaudited)                                                          4.

                  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and
                  1996 (unaudited)                                                                             5.

                  Notes to Interim Consolidated Financial Statements (unaudited)                               6.


ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        8.

PART 2.           Other Information


SIGNATURES

EXHIBITS:         Exhibit 11 - Computation of Earnings (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                       June 30,              December 31,
                                                                        1997                     1996
                                                                      ----------             -------------
                                                                     (unaudited)
CURRENT ASSETS:
  Cash                                                                $9,204,343                $2,073,697
  Deferred tax asset (Note 3)                                                -                     857,000
  Accounts receivable                                                        -                     107,717
  Rights to receive - net                                                    -                   3,335,763
  Prepaid expenses and other current assets                                1,833                   194,800
                                                                      ----------                ----------
TOTAL CURRENT ASSETS                                                   9,206,176                 6,568,977
                                                                      ----------                ----------

PROPERTY AND EQUIPMENT - NET                                                 -                      81,871
                                                                      ----------                ----------

OTHER ASSETS:
  Franchise agreement - net                                                  -                     423,800
  Security deposits                                                          -                       9,483
  Other assets                                                               -                      34,941
                                                                      ----------                ----------
                                                                             -                     468,224
                                                                      ----------                ----------

TOTAL ASSETS                                                          $9,206,176                $7,119,072
                                                                      ==========                ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable - rights to receive                                $      -                  $ 633,436
  Accrued liabilities                                                      9,033                  202,112
  Income taxes payable (Note 3)                                          383,000                      -
  Capitalized lease obligations - current portion                            -                      3,576
                                                                     -----------                ---------
TOTAL CURRENT LIABILITIES                                                392,033                  839,124
                                                                     -----------                ---------

LONG-TERM DEBT:
  Capitalized lease obligations                                              -                     12,026
                                                                     -----------                ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 2,000,000 shares authorized;
      none issued or outstanding                                             -                        -
  Common stock, $.60 par value, 25,000,000 shares authorized;
      7,903,421 shares issued and outstanding                          4,742,053                4,742,053
  Additional paid-in capital                                           5,542,062                5,542,062
  Retained earnings (deficit)                                         (1,469,972)              (4,016,193)
                                                                     -----------              -----------
TOTAL SHAREHOLDERS' EQUITY                                             8,814,143                6,267,922
                                                                     -----------              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $9,206,176              $ 7,119,072
                                                                     ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 3.

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Six Months           For the Three Months
                                                       Ended June 30,                Ended June 30,
                                                -----------------------------  -------------------------
                                                    1997              1996         1997         1996
                                                -------------    ------------  ------------ ------------

NET SALES                                       $    54,396    $ 5,109,892    $      --      $ 2,518,434

COST OF SALES                                        36,263      3,367,502           --        1,653,902
                                                -----------    -----------    -----------    -----------

GROSS PROFIT                                         18,133      1,742,390           --          864,532
                                                -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Franchise costs                                     7,254        706,385           --          347,160
  Operating expenses                                153,830      1,119,167         52,915        578,337
                                                -----------    -----------    -----------    -----------
                                                    161,084      1,825,552         52,915        925,497
                                                -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                               (142,951)       (83,162)       (52,915)       (60,965)
                                                -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                   236,316         69,746        121,957         34,425
  Interest (expense)                                   --           (1,925)          --             (944)
  Gain on sale of franchise - net of purchase
      expenses (Note 2)                           4,092,856           --             --             --
                                                -----------    -----------    -----------    -----------
                                                  4,329,172         67,821        121,957         33,481
                                                -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                4,186,221        (15,341)        69,042        (27,484)
                                                -----------    -----------    -----------    -----------

INCOME TAXES (Note 3):
  Provision for income taxes:
      Current                                       783,000           --             --             --
      Deferred                                      857,000           --             --             --
                                                -----------    -----------    -----------    -----------
                                                  1,640,000           --             --             --
                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS)                               $ 2,546,221    $   (15,341)   $    69,042    $   (27,484)
                                                ===========    ===========    ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE                       $.32          $0.00           $.01          $0.00
                                                       ====          =====           ====          =====

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                              7,949,849      7,930,819      7,959,690      7,950,803
                                                ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                                                         Page 4.

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                               1997         1996
                                                                          --------------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from franchisor for cardholder restaurant spending         $   179,359    $ 5,108,052
  Cash paid for franchise fees                                                 (24,251)      (706,782)
  Cash paid for rights to receive                                                 --       (3,889,106)
  Cash paid to suppliers and employees                                        (315,258)      (951,457)
  Cash received from sale of operating assets                                7,454,480           --
  Interest received                                                            236,316         69,746
  Interest paid                                                                   --           (1,925)
  Income taxes paid                                                           (400,000)          --
                                                                           -----------    -----------
  Net cash provided (utilized) by operating activities                       7,130,646       (371,472)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              --          (24,225)
  Security deposits                                                               --              (45)
                                                                           -----------    -----------
  Net cash (utilized) by investing activities                                     --          (24,270)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                           --           (1,348)
                                                                           -----------    -----------
  Net cash (utilized) by financing activities                                     --           (1,348)
                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,130,646       (397,090)

  Cash and cash equivalents, at beginning of year                            2,073,697      3,040,620
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 9,204,343    $ 2,643,530
                                                                           ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  (UTILIZED) BY OPERATING ACTIVITIES:
  Net income (loss)                                                        $ 2,546,221    $   (15,341)
  Adjustments to reconcile net income to net cash provided (utilized) by operating activities:
         Deferred taxes                                                        857,000           --
         Allowance for unrealizable rights to receive                             --          102,547
         Depreciation and amortization                                            --           30,495
         Net book value of assets transferred to buyer                         534,493           --
  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                               107,717        (12,281)
      Decrease (increase) in rights to receive                               3,335,763       (513,220)
      Decrease in prepaid expenses and other current assets                    192,967         39,200
      (Decrease) increase in accounts payable - rights to receive             (633,436)        13,815
      (Decrease) in accrued expenses                                          (193,079)       (16,687)
      Increase in income taxes payable                                         383,000           --
                                                                           -----------    -----------
      Net cash provided (utilized) by operating activities                 $ 7,130,646    $  (371,472)
                                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                                                         Page 5.

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                In the opinion of management, the accompanying unaudited interim consolidated financial statements of The Western Systems Corp. formerly The Western Transmedia Company, Inc. (the "Company") and its subsidiary TM West Corp. ("TM West") contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 1997 and the results of its operations for the six and three month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996.

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


NOTE 2 - SALE OF OPERATING ASSETS:

                On January 3, 1997, the Company sold its Transmedia Network franchise for the states of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets, other than cash and cash equivalents, to its franchisor, Network, for cash of approximately $7,500,000 (the "Asset Sale"). The Company also transferred its obligations under its capital and operating leases to Network. In connection with the Asset Sale, the Company and Network exchanged general releases of all liabilities and obligations under the franchise agreement. However, pursuant to the terms of the contract, in the event the Rights to Receive of a certain restaurant group become uncollectible within 12 months after the closing date, the Company is obligated to repurchase those Rights to Receive from Network, at the time the determination is made that such Rights to Receive are uncollectible, at the then outstanding full cash amount. The Company would then have the right to recover damages, including the amount it paid to Network, from the restaurant group and guarantors. At June 30, 1997 the outstanding full cash amount of such Rights to Receive totaled approximately $75,000.



                                                                         Page 6.

                            THE WESTERN SYSTEMS CORP.
                 (FORMERLY THE WESTERN TRANSMEDIA COMPANY, INC.)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - INCOME TAXES:

                As of the year end of December 31, 1996 the Company established a deferred tax asset of $857,000, based primarily upon available net operating losses, to offset the anticipated gain from the sale of substantially all of its assets on January 3, 1997. This gain resulted in approximately $4,186,000 of income for the six months ended June 30, 1997 and accordingly, the liability resulting from the $1,640,000 provision for income taxes has been offset by the deferred tax asset.


NOTE 4 - POTENTIAL ACQUISITION:

               On April 30, 1997, the Company entered into an agreement to acquire substantially all the assets and assume substantially all the liabilities of American Country Insurance Company and its wholly-owned subsidiary, American Country Financial Services Corp. (collectively "American") for cash of $40,250,000. Financing for the acquisition will be provided by the Company's cash on hand of approximately $8,800,000, approximately $26,400,000 from the sale by the Company of approximately 24,000,000 shares of its common stock and the balance from borrowings from a bank under a revolving credit facility. The transaction is subject to shareholder and regulatory approval and is expected to close in the third quarter of 1997.




                                                                         Page 7.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Recent Developments

                On January 3, 1997, the Company sold its Transmedia Network franchise (the "Franchise") covering the States of California, Oregon, Washington and parts of Nevada and substantially all of its operating assets other than cash and cash equivalents (the "Asset Sale") to its franchisor, Transmedia Network Inc. ("Network"), for a cash payment of approximately $7,500,000. On April 30, 1997, the Company entered into an agreement to acquire substantially all the assets and assume substantially all the liabilities of American Country Insurance Company and its wholly-owned subsidiary, American Country Financial Services Corp. (collectively "American") for cash of $40,250,000. Financing for the acquisition will be provided by the Company's cash on hand of approximately $8,800,000, approximately $26,400,000 from the sale by the Company of approximately 24,000,000 shares of its common stock and the balance from borrowings from a bank under a revolving credit facility. The transaction is subject to shareholder and regulatory approval and is expected to close in the third quarter of 1997.


                Results of Operations

                As discussed above in "Recent Developments" the Company sold its Franchise on January 3, 1997 and, accordingly, operated the Franchise for only two days during the six-month period ended June 30, 1997. Accordingly, the results of operations for the six and three month periods ended June 30, 1997 are not comparable to the similar periods in 1996.

                The following information relates primarily to the business carried on by the Company prior to the Asset Sale.


                                                                         Page 8.

                Net sales for the two days of operations, during the six month period ended June 30, 1997, were $54,396 all of which was earned during the first quarter ended March 31, 1997. Net sales were $5,109,892 for the six month period ended June 30, 1996. Net sales for the three month period ended June 30, 1996 was $2,518,434; the Company recorded no sales for the three month period ended June 30, 1997.

                The Company operated with an approximate 33% gross profit margin from net sales of Rights to Receive to holders of the Transmedia restaurant card ("Cardholders"). The Company's net sales contributed $18,133 and $1,742,390 in gross profit for the six month periods ended June 30, 1997 and 1996, respectively, and $0 and $864,532 for the three month periods ended June 30, 1997 and 1996, respectively.

                The Company incurred Franchise costs of approximately 14% of net sales. Franchise costs were $7,254 and $706,385 for the six month periods ended June 30, 1997 and 1996, respectively, and $0 and $347,160 for the three month periods ended June 30, 1997 and 1996, respectively.

                Operating expenses (selling, general and administrative expenses) aggregated $153,830 and $1,119,167 for the six month periods ended June 30, 1997 and 1996, respectively. Operating expenses aggregated $52,915 and $578,337 for the three month periods ended June 30, 1997 and 1996, respectively. These decreases of approximately $965,000 and $525,000 for the six and three month periods resulted from completion of the Asset Sale, on January 3, 1997, following which the Company's operating overhead was limited to the administrative, accounting and legal costs of complying with public reporting and tax requirements. For the six and three month periods ended June 30, 1997, operating expenses consisted primarily of salaries and payroll-related expenses, and professional and consulting fees. For the six and three month periods ended June 30, 1996, operating expenses consisted primarily of salaries and payroll expenses, professional and consulting fees, rent and office expenses, the Company's reserve for unrealizable Rights to Receive, advertising and promotional expenses in connection with attracting and maintaining California Cardholders (net of Transmedia Network reimbursement), and marketing expenses in connection with attracting and maintaining participating California restaurants.

                Interest income was approximately $236,000 and $70,000 for the six month periods ending June 30, 1997 and 1996, respectively. Interest income was approximately $122,000 and $34,000 for the three month periods ending June 30, 1997 and 1996, respectively. The approximately $167,000 and $88,000 increase in interest income earned by the Company for the respective six and three month periods was due to the interest earned on the approximately $7,500,000 gross proceeds received from the Asset Sale.

                For the six month period ended June 30, 1997, the Company generated income before provision for income taxes of $4,186,221 compared to a loss of $15,341 for the similar period in the prior year. The increase was primarily attributable to the Company's gain on the Asset Sale. For the three month period ended June 30, 1997, the Company generated income before provision for income taxes of $69,042 compared to a loss of $27,484 for the three month period ended June 30, 1996.




                                                                         Page 9.

                For the six month period ended June 30, 1997 the Company established a financial statement provision for income taxes of $1,640,000. The $1,640,000 amount is the full theoretical tax expense on the Company's approximately $4,186,000 pretax income at an assumed 40% combined Federal and California effective tax rate. The tax provision does not give effect to the Company's $1,950,000 net operating loss carryforwards and other deductible temporary differences. Of the total $1,640,000 financial statement tax expense, the $783,000 current portion is the actual projected net "tax return" tax payable by the Company after utilizing the Company's net operating loss carryforwards. The $857,000 deferred portion is not actually payable and is required under the provisions of SFAS 109 to reverse the $857,000 tax asset recognized during the year ended December 31, 1996. This asset, which recorded the tax benefit of the Company's $1,950,000 net operating carryforwards, was required at the end of 1996 because it was more likely than not at that time that the losses would be utilized. For the years ended December 31, 1995 and earlier, the Company did not record such a tax credit because at that time there was no assurance that the Company would generate future taxable income.

                For the six month periods ended June 30, 1997 and 1996, the Company earned net income of $2,546,221 ($.32 per share) and a loss of $15,341 ($.00 per share), respectively. The net income was primarily attributable to the Company's gain on the Asset Sale net of taxes and expenses. For the three month periods ended June 30, 1997 and 1996 the Company realized income of $69,042 ($.01 per share) and losses of $27,484 ($.00)
                respectively.

               Liquidity and Capital Resources

                The Company's working capital was approximately $8,814,000 at June 30, 1997 and $5,730,000 at December 31, 1996. The
                approximately $3,084,000 increase was primarily attributable to the Company's gain on the Asset Sale net of expenses and accrued taxes.

                The Company's cash balances were approximately $9,204,000 and $2,074,000 at June 30, 1997 and December 31, 1996, respectively. The approximately $7,130,000 increase was primarily attributable to the cash proceeds from the Company's gain on the Asset Sale.

                At June 30, 1997, the Company's had no debt, its net worth was approximately $8,740,000 and its current ratio was 23.5:1.

                Cash provided by operating activities for the six month period ended June 30, 1997 was approximately $7,131,000, primarily as a result of the proceeds ($7,454,000) received from the Asset Sale, net of expenses. Cash utilized by operating activities for the six month period ended June 30, 1996 was approximately $371,000. Cash flow used in investing activities for the six month period ended June 30, 1996 was primarily for the purchase of office furniture and equipment. Cash flow used in financing activities for the six month period ended June 30, 1996 was $1,348 for the payment of capital lease obligations. The Company did not have any cash flow from investing and financing activities during the six month period ended June 30, 1997.



                                                                        Page 10.

                The Company presently has outstanding 2,052,987 warrants which expire December 31, 1997 which will be adjusted upon completion of the sale of stock and acquisition discussed under "Recent Developments," pursuant to their anti-dilution provisions, to entitle the holder of each warrant to purchase approximately
                2.19 shares of common stock at approximately $1.83 per share. There can be no assurance, however, that the Warrants will be exercised and provide the Company with additional financing.

                See "Recent Developments" for the anticipated sources of funding for the acquisition.

                Inflation and Seasonality

                Inflation did not significantly impact the Company's business during 1996 nor the six months ended June 30, 1997. The Company does not believe that its business was seasonal.

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




                                                                        Page 11.

PART II:       OTHER INFORMATION



ITEM 1.      Legal Proceedings.

             None.

ITEM 2.      Changes in Securities.

             None.

ITEM 3.      Defaults Upon Senior Securities.

             None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.

             None.

ITEM 5.      Other Information.

     On April 30, 1997, the Company entered into an agreement to acquire substantially all the assets and assume substantially all the liabilities of American Country Insurance Company and its wholly-owned subsidiary, American Country Financial Services Corp. (collectively, "American") for cash of $40,250,000. Financing for the acquisition will be provided by the Company's cash on hand of approximately $8,800,000, approximately $26,400,000 from the sale by the Company of approximately 24,000,000 shares of its common stock and the balance from borrowings from a bank under a revolving credit facility.

ITEM 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits:


                  10.15a Asset Purchase Agreement dated April 30, 1997 by and among the Company, American Country Insurance Company, American Country Financial Services Corp., American Country Holding Corp., David R. Markin, Martin L. Solomon, Allan R. Tessler, Wilmer J. Thomas, Jr., Daniel R. DeLeo, Edwin W. Elder and Wayne R. Hannah, Jr.

                  10.15b      Amendment No. 1 to Asset Purchase
                              Agreement dated as of May 30, 1997.

                  10.16 Investment Agreement dated as of April 30, 1997 among the Company, Frontier
                              Insurance Group, Inc., Martin L. Solomon and Wilmer J. Thomas, Jr.

                  10.17 Agreement dated as of April 30, 1997 among the Company, Frontier Insurance Group, Inc., William J. Barrett, Herbert
                              M. Gardner, Martin L. Solomon and Wilmer
                              J. Thomas, Jr. to create executive
                              committee.

                  10.18 Agreement dated as of April 30, 1997 among the Company, William J. Barrett, Herbert M. Gardner, Martin L. Solomon and Wilmer J. Thomas, Jr. regarding fees for mergers and acquisition transactions.

                  11         Computation of Earnings Per Common Share

                  27         Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

                                                                        Page 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE WESTERN SYSTEMS CORP.




Date: July 24, 1997                By: /s/ William J. Barrett
                                       -----------------------------------
                                       William J. Barrett
                                       Chief Executive Officer and Director
                                       (Acting Principal Executive Officer,
                                       Acting Principal Financial Officer and
                                       Acting Principal Accounting Officer)





                                                                        Page 13.

                                  Exhibit Index

10.15a Asset Purchase Agreement dated April 30, 1997 by and among the Company, American Country Insurance Company, American Country Financial Services Corp., American Country Holding Corp., David R. Markin, Martin L. Solomon, Allan R. Tessler, Wilmer J. Thomas, Jr., Daniel
                  R. DeLeo, Edwin W. Elder and Wayne R. Hannah, Jr.

10.15b            Amendment No. 1 to Asset Purchase Agreement dated as of
                  May 30, 1997.

10.16 Investment Agreement datd as of April 30, 1997 among the Company, Frontier Insurance Group, Inc., Martin L.
                  Solomon and Wilmer J. Thomas, Jr.

10.17 Agreement dated as of April 30, 1997 among the Company, Frontier Insurance Group, Inc., William J. Barrett, Herbert M. Gardner, Martin L. Solomon and Wilmer J. Thomas, Jr. to create executive committee.

10.18 Agreement dated as of April 30, 1997 among the Company, William J. Barrett, Herbert M. Gardner, Martin L. Solomon and Wilmer J. Thomas, Jr. regarding fees for mergers and acquisition transactions.

11                Computation of Earnings Per Common Share

27                Financial Data Schedule