Form 10-Q
period 1997-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 1997-11-14
CIK 315411

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                For the quarterly period ended September 30, 1997

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
              For the transition period from           to


                         Commission File Number 0-22922

                         AMERICAN COUNTRY HOLDINGS INC.
             (Exact Name of Registrant as specified in its charter)


         Delaware                                             06-0995978
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                             Identification No.)

222 North LaSalle Street, Chicago, Illinois                    60601-1105
  (Address of principal executive office)                      (Zip Code)


       Registrant's telephone number, including area code: (312) 456-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [ x ] Yes       [ ] No

The aggregate number of shared of the Registrant's Common Stock, $.01 par value, outstanding October 29, 1997 was 31,937,815.

===============================================================================

                         AMERICAN COUNTRY HOLDINGS INC.





                                      INDEX                                PAGE


PART I - FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets at
              September 30, 1997, (Unaudited) and December 31, 1996 ........  3

              Consolidated Statements of Income (Unaudited) for
              the Nine and Three Months Ended September 30, 1997 and 1996 ..  4

              Consolidated Statements of Cash Flows (Unaudited)
              for the Nine Months Ended September 30, 1997 and 1996 ........  5

              Notes to Consolidated Financial Statements (Unaudited) .......  6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................ 12


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings ........................................     19

    Item 2.   Changes in Securities ....................................     19

    Item 3.   Defaults upon Senior Securities ..........................     19

    Item 4.   Submission of Matters to a Vote of Security Holders ......     19

    Item 5.   Other Information ........................................     19

    Item 6.   Exhibits and Reports on Form 8-K .........................     20

Signature     .............................................................. 20

                         AMERICAN COUNTRY HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,     December 31,
                                                                1997             1996
                                                            -------------     ------------
Assets                                                     (In thousands, except share data)
Investments:                                                 (Unaudited)
   Available for sale:
      Fixed maturities - At fair value                        $ 102,683        $  73,025
      Equity securities - At fair value:
          Preferred                                               5,931            7,307
          Common                                                     --            2,436
  Fixed maturities held-to-maturity - At amortized
    cost                                                             --           27,677
  Mortgage loans                                                  2,500            2,500
  Collateral loans                                                   --               62
  Notes receivable                                                  363               --
  Short term investments                                          7,103            1,230
                                                              ---------        ---------
                   Total investments                            118,580          114,237

Cash                                                             10,233            9,868
Premiums receivable                                              12,578            5,762
Reinsurance recoverable                                          14,335           12,900
Accrued investment income                                         1,919            1,917
Property & equipment                                                800              694
Deferred income taxes                                             1,521            3,319
Deferred policy acquisition costs                                 2,967            2,866
Other assets                                                        347              227
                                                              ---------        ---------
                   Total assets                               $ 163,280        $ 151,790
                                                              =========        =========


Liabilities and stockholders' equity
Liabilities:
  Unpaid losses and loss adjustment expenses                  $  94,756        $  90,965
  Unearned premiums                                              20,765           13,243
  Accrued expenses                                                5,734            4,404
  Income taxes payable                                              960              365
  Loan payable                                                    4,800               --
  Other liabilities                                               2,187            2,376
                                                              ---------        ---------
                   Total liabilities                            129,202          111,353
                                                              ---------        ---------

Commitment and contingent liabilities

Stockholders' equity:  (See Note F)
  Common stock - (Par value:  - $0.01)
      Authorized - ( 60,000,000 shares)
      Issued and outstanding - (1997 - 31,960,450
      shares; 1996 - 35,557,080 shares)                             320              356
  Additional paid-in capital                                     36,709               --
  Net unrealized investment gains                                 2,316              919
  Retained earnings (deficit)                                    (5,267)          39,162
                                                              ---------        ---------
                   Total stockholders' equity                    34,078           40,437
                                                              ---------        ---------
                                                              $ 163,280        $ 151,790
                                                              =========        =========

                        See notes to consolidated financial statements

                         AMERICAN COUNTRY HOLDINGS INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                         Nine months ended             Three months ended
                                                            September 30,                 September 30,
                                                      1997            1996            1997            1996
                                                  ------------    ------------    ------------    ------------
                                                               (In thousands, except share data)
Revenues
Premiums earned                                   $     44,897    $     45,773    $     15,397    $     15,015
Net investment income                                    5,215           5,293           1,880           1,853
Realized gains on investments                              654             932             679             266
Other income                                               304             200             100              74
                                                  ------------    ------------    ------------    ------------
        Total revenues                                  51,070          52,198          18,056          17,208
                                                  ------------    ------------    ------------    ------------

Losses and expenses
Losses and loss adjustment expenses                     40,360          37,115          14,228          12,224
Amortization of deferred policy acquisition
  costs acquisition costs                                7,127           7,084           2,084           2,053
Insurance and general expenses                           2,805           2,227           1,549           1,321
                                                  ------------    ------------    ------------    ------------
        Total losses and expenses                       50,292          46,426          17,861          15,598
                                                  ------------    ------------    ------------    ------------

    Income before income taxes                             778           5,772             195           1,610
                                                  ------------    ------------    ------------    ------------

Provision for income tax
    Current                                                  1           1,731              30             412
    Deferred (credit)                                      (45)           (132)           (132)           (206)
                                                  ------------    ------------    ------------    ------------
                                                           (44)          1,599            (102)            206
                                                  ------------    ------------    ------------    ------------
    Net income                                    $        822    $      4,173    $        297    $      1,404
                                                  ============    ============    ============    ============

    Net income per common share                   $       0.02    $       0.12    $       0.01    $       0.04
                                                  ============    ============    ============    ============

    Average common and common
      equivalent shares outstanding                 35,189,839      35,557,080      34,455,356      35,557,080
                                                  ============    ============    ============    ============

                            See notes to consolidated financial statements

                         AMERICAN COUNTRY HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                         1997              1996
                                                    ----------------  ---------------
                                                             (In thousands)
Net cash provided by operating activities                    $2,756           $7,312

Investing activities
Fixed maturities -  available for sale
   Purchases                                              (124,558)         (21,943)
   Sales                                                    117,673           18,910
Equity securities - available for sale
   Purchases                                               (11,263)                0
   Sales                                                     15,629                0
Sale or maturity of other investments                            62                0
Property, equipment, and other                                (329)            (120)
Business combination (net of cash acquired)                  31,862                0
                                                    ---------------------------------
 Net cash provided (used) by investing activities            29,076          (3,153)

Financing activities
Loan payable                                                  4,800                0
Issuance of common stock (Note F)                            26,667                0
Dividends paid                                                    0            2,500
                                                    ---------------------------------
Net cash used by financing activities                        31,467            2,500
                                                    ---------------------------------
Net increase (decrease) in cash                                 365            1,659
Cash at beginning of year                                     9,868            6,612
                                                    ---------------------------------
Cash at end of period                                       $10,233           $8,271
                                                    =================================

                        See notes to consolidated financial statements

                         AMERICAN COUNTRY HOLDINGS INC.

                                     PART I
                              FINANCIAL INFORMATION

                (See Financial Statements and Exhibits Attached)

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)



A. BUSINESS COMBINATION

On July 29, 1997 The Western Systems Corp. (Western Systems) acquired substantially all the assets and assumed substantially all the liabilities of American Country Insurance Company ("American Country") and its wholly owned subsidiary, American Country Financial Services Corp. for a purchase price of $40.3 million. Financing for the Acquisition was provided by Western Systems' cash on hand, the issuance of Western Systems Common Stock, and a line of credit agreement. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. ("ACHI" or the "Company") to better reflect its core property and casualty and premium finance business.

For financial reporting purposes, because certain former shareholders of the previous Parent of American Country acquired a 50% interest in the Company as a result of purchasing shares of Common Stock that were issued in connection with the Acquisition, the business combination has been accounted for as a reverse Acquisition whereby American Country was deemed to have acquired the Company. Financial statements for the Company for periods prior to the business combination date (July 29, 1997) are those of American Country. The operations of the Company are included in the accompanying financial statements from the date of the business combination.

The valuation of ACHI assets and liabilities were recorded at fair market value that is consistent with their historical book value based on the nature of the transaction. The following pro forma data is presented as if the Acquisition had occurred on January 1, 1996:

                                           Nine Months Ended
                                              September 30,
                                         1997             1996
                                        -----------------------
                                         (Amounts in thousands
                                       except for per share data)

         Revenues                       $51,100         $52,200
         Net income                         450           3,800
         Net income per share              0.01            0.12

B. NATURE OF OPERATIONS

American Country is a property and casualty insurance company, domiciled in the State of Illinois, which underwrites and markets specialty transportation, commercial and personal lines of insurance. Specialty lines, principally liability and collision coverage for taxicabs and limousine companies in the city of Chicago and surrounding suburbs, accounted for approximately 39% of American Country's 1996 direct premiums. Commercial lines, principally workers' compensation, multi-peril and auto liability and physical damage accounted for approximately 47% of American Country's direct premiums written in 1996, and the related policies were marketed to artisan contractors and distributors, restaurants and transportation companies. Personal lines, primarily auto and homeowners' policies accounted for the balance. American Country Financial Services Corp. operates principally as a premium finance company.


Prior to January 3, 1997, Western Systems primarily operated under a franchise agreement with Transmedia Network, Inc. ("Transmedia") which granted Western Systems the right to operate a franchise in California, Washington, Oregon and certain parts of Nevada. The franchise provided the Rights to Receive food and beverage credits from restaurants that accept the Transmedia restaurant card. On January 3, 1997, Western Systems sold its Transmedia franchise. At July 29, 1997, Western Systems had no operating activities and its business consisted primarily of managing the cash and cash equivalents of Western Systems. Prior to the agreement with American Country, Western Systems was a public shell actively seeking a business combination with an operating business that would use all of its available cash.

C. ACCOUNTING PRINCIPLES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements of American Country included in the Company's Proxy Statement filed on June 30, 1997

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Operating results for the three and nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Earnings per share information is presented on the basis of weighted average shares outstanding for the period. The weighted average number of shares used for the periods prior to July 29, 1997 is 35,557,080 shares based on the business combination discussed in Note A.


D. DEBT

In connection with the Acquisition, the Company entered into a line of credit agreement with a bank. Under the terms of the agreement the Company may borrow up to $7 million at a floating rate of interest. The amount of funds that may be borrowed under the agreement is reduced to $2.3 million at July 2000 and expires in July 2001. At September 30, 1997, the unused portion of the line of credit is $2.2 million. The weighted average interest rate on the outstanding line of credit is 7.5% as of September 30, 1997.

The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .3875% per annum of the unused line of credit.

E. CAPITAL STOCK

In July 1997 the Company changed the par value of its Common Stock to $.01 per share from $.60 per share. The change in the par value of the Common Stock resulted in a decrease to Common Stock and a corresponding increase in additional paid-in capital and has been reflected retroactively in the accompanying balance sheet.

In connection with the Acquisition, the Company sold and issued 16 million shares of its Common Stock to certain former shareholders of the former parent of American Country and 8 million shares of its Common Stock to Frontier Insurance Group. The proceeds from the issuance of the Common Stock were $26.7 million.

No dividends have been declared by the Board of Directors or paid by the Company during the periods presented in the accompanying financial statements.

At September 30, 1997, the Company has 2,092,834 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through December 31, 1997.

F. SHAREHOLDERS' EQUITY

In connection with reverse Acquisition accounting, shareholders' equity has been restated as follows:

                                                                           Additional    Unrealized
                                              Number of       Common        Paid-in         Gains.        Retained
                                               Shares          Stock        Capital        (Losses)       Earnings         Total
                                              ---------       ------       ----------    ----------       --------         -----
Balance as previously
  reported, 1/1/95                            2,500,000       $ 2,500        $   621      $(2,060)         $32,790       $ 33,851
Adjusted for reverse
    Acquisition                              33,057,080        (2,144)                                       2,144             --
Net income                                                                                                   4,969          4,969
Change in unrealized gains (losses)                                                         4,247                           4,247
Dividend to shareholders'                                                                                   (3,000)        (3,000)
                                            -------------------------------------------------------------------------------------
Balance 12/31/95                             35,557,080           356            621        2,187           36,903         40,067

Net income                                                                                                   5,025          5,025
Change in unrealized gains (losses)                                                        (1,268)                         (1,268)
Dividend to shareholders'                                                                                   (2,500)        (2,500)
Recognize unfunded
    pension liability, net
     of deferred taxes                                                          (621)                         (266)          (887)
                                            -------------------------------------------------------------------------------------
Balance 12/31/96                             35,557,080           356             --          919           39,162         40,437

Net income                                                                                                     822            822

Change in unrealized gains (losses)                                                         1,397                           1,397
Redemption of shares
  recognized as part of
  the reverse Acquisition                   (35,557,080)         (356)                                     (39,894)       (40,250)
Acquisition of Western
    Systems                                   7,903,421            79         10,205                        (5,357)         4,927
Issue additional shares                      24,001,029           240         26,427                                       26,667
Issue additional shares
   upon exercise of options                      56,000             1             77                                           78
                                            -------------------------------------------------------------------------------------
Balance 9/30/97                              31,960,450       $   320        $36,709      $ 2,316         ($ 5,267)      $ 34,078
                                            =====================================================================================



The "Adjusted for reverse Acquisition" in 1995 reflects the restatement of American Country equity in terms of ACHI common stock. The "Redemption of shares recognized as part of the reverse Acquisition in 1997 reflects the legal sale of American Country to ACHI on July 29, 1997. The "Acquisition of Western Systems" in 1997 reflects the equity of Western Systems at the Acquisition date. The "Issue additional shares" in 1997 reflects issuance of 16 million shares of Common Stock to certain former shareholders of the former parent of American Country and 8 million shares of Common Stock to Frontier Insurance Group.

G. STOCK OPTION PLAN

The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a maximum number of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders agreed to an amendment to the Plan, whereby in the event of a sale of the assets of the Company, all options outstanding would become immediately exercisable without regard to any vesting provisions. At September 30, 1997, the Company had 418,000 options outstanding with exercise prices ranging from $0.60 per share to $3.75 per share.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board "FASB" Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

If the accounting provisions of FASB Statement No. 123 had been followed, the effect on net income and net income per share would have been immaterial.

H. REINSURANCE

Contingent reinsurance premiums and commissions are accounted for on an earned or incurred basis and are accrued, in accordance with the terms of the applicable reinsurance agreements, based on the estimated level of developed experience or profitability relating to such reinsured business. During the three months ended September 30, 1997, and 1996, such earned premiums accrued were ($.8 million) and $.6 million respectively. During the nine months ended September 30, 1997, and 1996, such earned premiums accrued were ($.1 million) and ($1.6 million) respectively. The estimated profitability of the reinsured business is continually reviewed and as adjustments become necessary, such adjustments are reflected in current operations.

The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                                     September 30, 1997      December 31, 1996
                                                     -----------------------------------------
                                                                  (In thousands)
         Ceded paid losses recoverable                     $   500                $   588
         Ceded unpaid losses and LAE                        12,836                 11,515
         Ceded unearned premiums                               999                    797
                                                           -------                -------
            Total                                          $14,335                $12,900
                                                           =======                =======

The reinsurance ceded components of the amounts relating to the accompanying statement of income was as follows:

                                      Nine months ended September 30,
                                       1997                   1996
                                      -------------------------------
                                              (In thousands)
         Ceded premiums earned        $6,475                 $4,851
         Ceded incurred losses         5,365                  4,053
         Ceded incurred LAE              207                    455

The effect of reinsurance on premiums written and earned for the nine months ended September 30, 1997, and 1996 was as follows:

                                                        Nine months ended September 30,
                                                    1997                       1996
                                                              (In Thousands)
                                                   Premiums                    Premiums
                                                   --------                    --------
                                              Written     Earned         Written        Earned
                                              -------     -------------------------------------
         Direct                               $58,265     $ 50,726       $58,432        $49,533
         Assumed                                  628          646           986          1,091
         Ceded                                 (6,677)      (6,475)       (5,083)        (4,851)
                                              -------     -------------------------------------
         Net                                  $ 52,216    $ 44,897       $54,335        $45,773
                                             =========    =====================================

I. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share is expected to be consistent with the current primary earnings per share. The impact on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

J. COMMITMENTS

In connection with Western Systems sale of its Transmedia franchise, Western Systems and Transmedia exchanged general releases of all liabilities and obligations under the franchise agreement. However, pursuant to the terms of the contract, Western Systems is obligated to repurchase certain receivable balances in the event the receivable balances become uncollectible. At September 30, 1997, approximately $75,000 of receivable balances that are subject to repurchase remain outstanding.


K. INVESTMENTS

The Company follows FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires categorization of fixed maturities either as held to maturity, available for sale or trading and equity securities as available for sale or trading. FASB Statement No. 115 allows companies to transfer securities between categories for events that are isolated, nonrecurring and unusual for the reporting enterprise that could not have been reasonably anticipated. In connection with the Acquisition, the Company chose to reclassify all held to maturity securities to available for sale. As a result, the Company transferred its $23 million of held to maturity fixed maturities to available for sale resulting in a $300,000 increase to unrealized investment gains. The Company no longer holds any fixed maturities as held to maturity.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and with the Proxy Statement filed by the Company on June 27, 1997.


Overview

American Country, is a property and casualty insurance carrier domiciled in the State of Illinois. Through its predecessor companies, American Country has been a writer of commercial and personal lines of insurance, specializing in public transportation risks, principally taxicabs and limousines, for nearly forty years. It has been and continues to be the writer of liability and physical damage coverage for the country's largest fleets of taxicabs located in the City of Chicago.

Prior to its Acquisition by the Company, American Country was required by its previous parent to fund certain annual commitments exceeding $1 million over the past several years and also for the period during 1997. In addition, American Country's expansion into personal lines of insurance had not been profitable, with underwriting losses of $1.9 million for 1996 and $1.7 million for the nine months ended September 30, 1997. As a result, a decision is being made as to whether or not to withdraw from this line of business. The Company's senior management is currently evaluating several methods of implementing this business plan.

During the latter part of 1996 and up until the Acquisition, the Company and its subsidiaries experienced costs related to the Acquisition of approximately $1 million which are nonrecurring, will not impact future operations and were incurred principally in the nine months of 1997. Since the Acquisition, the Company has been repositioning and refocusing its strategic philosophy to expand its transportation and restaurant and hospitality lines, withdrawing from personal lines, implementing plans to improve its operating efficiencies, reducing the costs of managing its business and, as such, has recorded a charge of approximately $.4 million that should result in future annual savings of approximately $1.6 million in salaries and benefits.

Further, fixed income investment advisors have been engaged to enhance the quality and yield on the portfolio of invested assets, which should have positive effects on the company's future income potential.




Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The following table sets forth the net premiums earned by the principal lines or products of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                           Three Months            Increase (Decrease)
                                         Ended September 30,          1996 to 1997
                                         -------------------       -------------------
                                          1997       1996           Amount         %
                                          ----       ----           ------        ---
                                                (Dollar amounts in thousands)

         Transportation                  $7,071      $6,369          $703         11.0%
         Personal lines                   2,215       2,151            64          3.0%
         Commercial lines                 6,111       6,495          (384)        (5.9%)
                                        -------------------          ====        =====
                  Total                 $15,397     $15,015          $383          2.5%
                                        ===================          ====        =====

The principal cause for the 2.5% increase in premium revenues was due to the continuing expansion of the Company's transportation line of business, it's core line. For the period, net premiums earned on this line increased 11% over the same period for the previous year. Revenues generated from our personal lines increased 3.0% to $2.2 million from $2.1 million while those of our commercial lines decreased nearly 5.9% due to the continuing price competition for this line, especially for the workers' compensation and non-specialty commercial auto products.

Net investment income before realized capital gains increased slightly over the previous year due to an increase in invested assets and enhanced yields. This increase was slightly offset by the increase in investment expense during the first month of the period.

Other income, principally interest and fees generated from premium financing activities increased by more than 34%, from $74,000 for the three month period ended September 30, 1996, to $100,000 for the same period 1997.

The following table sets forth the Company's combined ratio calculated on a statutory basis ("Statutory Combined Ratio") and on the basis of generally accepted accounting principles ("GAAP Combined Ratio") for the periods indicated:

                                     Statutory Combined Ratio        GAAP Combined Ratio
                                           Three Months                 Three Months
                                        Ended September 30,          Ended September 30
                                     ------------------------        -------------------
                                         1997         1996          1997        1996
                                         ----         ----          ----        ----
Losses                                   73.3%        63.2%         73.3%        63.2%
Loss Adjustment Expense (LAE)            19.1         18.2          19.1         18.2
                                        -----        -----         -----       ------
Losses and LAE                           92.4         81.4          92.4         81.4
Acquisition, underwriting,
   interest and other expenses           39.5         37.6          23.6         22.5
                                        -----        -----         -----       ------
         Total combined ratio           131.9%       119.0%        116.0%       103.9%
                                        =====        =====         =====       ======

Losses and loss adjustment expenses for 1997 increased over the same period 1996 by $2.0 million or 16.4% and from 81.4% of net earned premiums in 1996 to 92.4% in 1997. While some of this increase is attributed to evolution of reserve development, most is the result of rate pressures in our commercial lines. The loss ratio for the commercial line for the three months ending September 30, 1996, totaled 71.6% while for the same period, 1997, it totaled 97.4%. While management is hopeful that this situation will begin to abate itself within the industry, it cannot be certain that a continuation is necessarily short-lived and, therefore, management is developing alternatives to correct this adverse operational development.

Personal lines loss ratio decreased from 93.1% for the three months ended September 30, 1996, to 89.5% for the same period 1997. This was the result of a significantly lower loss ratio on the homeowners' product (100.3% for 1997 as compared to 185.1% for 1996) which was due entirely to the catastrophic losses in 1997 being smaller than that of the catastrophic losses occurring during the same period of 1996.

Losses for the transportation line were at approximately the same level for the 1997 period as they were for the comparable period in 1996; 88.9% of net premiums earned versus 87.5%, respectively.

Commission and Acquisition costs were slightly higher for 1997, which can be accredited to the fact that the Company's direct written premiums, those not placed through independent producers, were a lower percentage of total premiums than they were for 1996.

General and administrative expenses have increased by nearly 17% due in part to repositioning costs of approximately $0.4 million recognized during the three month period ended September 30, 1997, and to interest on the bank loan.


Nine months ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The following table sets forth the net premiums earned by the principal lines or products of insurance written by the Company for the periods indicated and the dollar amount and percentage of change therein from period to period:

                                         Nine Months              Increase (Decrease)
                                       Ended September 30,            1996 to 1997
                                       -------------------        -------------------
                                       1997         1996          Amount          %
                                       ----         ----          ------         ---
                                                 (Dollar amounts in thousands)
         Transportation               $20,702      $18,491        $2,211          12.0%
         Personal lines                 6,470        6,140           330           5.4
         Commercial lines              17,725       21,142        (3,417)        (16.2)
                                      -------      -------        ------         ------
                  Total               $44,897      $45,773         ($876)         (1.9%)
                                      =======      =======        ======         ======

The principal cause for the 1.9% decrease in premium revenues was due to the continuing price competition for commercial lines within the industry. Premium revenues generated from this line decreased 16.2% over the same period in 1996 with workers' compensation, multiple peril and non-specialty auto products contributing most significantly to this decrease.

Specialty Transportation lines, which contributed 46.1% of total premium revenue for the period, increased 12% over 1996 where the premiums represented 40.4% of total 1996 premium revenues. The suburban taxi and limousine product lines were the lines that generated the greatest increases.

Personal lines revenues increased by 5.4% to $6.4 million, with most of the increase generated by the Homeowner's product.

While an increase in invested assets as well as slightly higher yields generated a modest increase to the Company's investment income, this increase was reduced by higher expenses attributed to the investment activity, resulting in a net decrease of 1.5% to investment income. This expense has been substantially reduced on an ongoing basis.

Realized gains on investments decreased nearly 30% over 1996, from $932,000 to $654,000 for 1997.

Other income, principally income generated by premium financing activity increased from $200,000 to $304,000 or 51.9%.

Total revenues for the period decreased by 2.2% over the same period 1996, from $52.2 million to $51.1 million.

The following table sets forth the Company's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                 Statutory Combined Ratio   GAAP Combined Ratio
                                        Nine Months             Nine Months
                                    Ended September 30,      Ended September 30
                                 ------------------------   -------------------
                                    1997        1996          1997      1996
                                    ----        ----          ----      ----

Losses                              71.7%       63.7%         71.7%     63.7%
Loss Adjustment Expense (LAE)       18.2        17.4          18.2      17.4
                                   -----       -----         -----     -----
Losses and LAE                      89.9        81.1          89.9      81.1
Acquisition, underwriting,
   interest and other expenses      18.8        18.1          22.1      20.4
                                   -----       -----         -----     -----
     Total combined ratio          108.7%       99.2%        112.0%    101.5%
                                   =====       =====         =====     =====


Loss and loss adjustment expenses for the nine month period ended September 30, 1997, increased 8.7% over the same period 1996. Most of the increase is directly the result of the deterioration of the experience in the commercial and personal lines.

The loss ratios in 1997 for the commercial lines segment increased from 77.2% for 1996 to 92.4% for the same period 1997. This increase can be attributed to insufficient premium rates. As to personal lines, while the loss ratios were basically the same as they were in the prior period of 1996, the line continues to develop unfavorably. As a result of the poor returns on this line over the past several years, management is reevaluating its commitment to this segment and is currently in the process of looking at alternatives to continuing in this line of business and to redeploy the capital previously allocated to such business.

Losses and expenses for the Company's specialty transportation line increased from 80.6% for the nine months ended September 30, 1996, to 85.9% for the same period of 1997.

Commission and Acquisition costs were at the same levels as those for 1996, which can be accredited to the fact that premium levels were at approximately the same levels as they were for 1996.

General and administrative and other expenses increased by 13.6% due in part to nonrecurring charges of $1 million associated with the sale of the Company, repositioning charges of approximately $.4 million and interest expense on the bank loan.





Liquidity and Capital Resources

The Company is a holding company, receiving cash principally through fees and dividends from its subsidiaries and borrowings, certain of which are subject to dividend restrictions and regulatory approval. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions and dividends to shareholders.

At September 30, 1997, $163.3 million in total assets were composed of the following: 80.1% cash and investments, 8.8 % net reinsurance recoverables, 7.7% premiums receivable, 0.5% net fixed assets, 2.7% deferred expenses (federal income taxes and policy Acquisition costs), and 0.2% other assets.

The Company's subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet their obligations and, as to the Company's insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure their unimpaired ability to write insurance and assume reinsurance.

The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1997:


                                                   Market            Percent of
                                                   Value              Portfolio
                                                  -----------------------------
AAA/Aaa (including US Treasuries of $10,568)      $41,545               37.8%
AA/Aa                                              22,849               20.8
A/A                                                41,676               38.0
BBB/Baa                                             3,208                2.9
All other                                             508                0.5
                                                 --------              -----
Total                                            $109,786              100.0%
                                                 ========              =====

Cash flow generated from operations for the nine month periods ended September 30, 1997, and 1996 was $ 2.7 million and $ 7.3 million, respectively, which were amounts adequate to meet all obligations during the periods. The decrease in cash flow for the nine months ended September 30, 1997 as compared to the 1996 nine month period is primarily related to the decrease in net income.

On July 28, 1997, the Company obtained a $7 million revolving loan credit facility from First National Bank of Chicago, from which it borrowed $4.8 million at an initial rate of 7.5%, based upon LIBOR, payable quarterly, to fund a portion of the $40.3 million Acquisition.



Income Taxes

American Country's federal income tax return for 1996 has been consolidated with Great Dane Holdings Inc. and subsidiaries for the year ending December 31, 1996, and for the period January 1, 1997, to April 16, 1997. American Country's federal income tax return for 1995 was consolidated with Great Dane Holdings Inc. and subsidiaries and was filed separately for 1994 and previous years.' Income tax expense is computed on a separate company basis.

For the period April 17, 1997, through July 29, 1997, American Country will file a consolidated return with its parent during that period, American Country Holdings Corp.

Effective with the Acquisition, the Company will file its tax return on a consolidated basis with its subsidiaries.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
        Not applicable

Item 2. Changes in Securities
        At the July 25, 1997, a special meeting of the shareholders' of the Company the par value of the Common Stock was changed from $0.60 per share to $0.01 per share.

Item 3. Defaults upon Senior Securities
        Not applicable

Item 4. Submission of Matters to Vote of Security Holders

        On July 25, 1997, a special meeting of the shareholders of the Company was held in New York, New York. The shareholders of 7,054,511 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

             a. The following persons were elected directors of the Company:

                                                     Votes          Votes
                                                      For          Withheld
                                                    ----------------------
                     William J. Barrett             7,027,955       26,556
                     Edwin W. Elder                 7,027,958       26,553
                     Peter H. Foley                 7,027,958       26,553
                     Herbert M. Gardner             7,027,958       26,553
                     Martin L. Solomon              7,027,958       26,553
                     Wilmer R. Thomas, Jr.          7,027,958       26,553

             b. The vote to ratify the appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 1997, also passed. Votes totaling 6,994,192 shares were in favor of the ratification, -0- were against and 4,200 shares abstained.

             c. The vote to change the name of the Company from The Western
                Systems Corp. to American Country Holdings Inc. also passed. Votes totaling 5,712,719 were in favor of the change, 62,156 were against and 6,700 shares abstained.


Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

         a. Exhibits:
             (11) Computation of Earnings Per Share
             (27) Financial Data Schedule

         b. Reports on Form 8-K:
            On August 2, 1997, the Company filed a report on Form 8-K reporting its appointment of Ernst & Young LLP as auditors for the year ending December 31, 1997.

            On August 13, 1997, the Company filed a report on Form 8-K reporting its Acquisition of American Country Insurance Company and its subsidiary on July 29, 1997.

            Also on August 13, 1997, the Company filed an amendment to its form 8-K on form 8- K/A, announcing its unaudited results for the quarter and six months ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997

                                                American Country Holdings Inc.
                                                         (Registrant)

                                           By:   s/s James P. Byrne
                                                 _____________________________
                                                      James P. Byrne
                                                 Vice President, Treasurer and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                  Accounting Officer and Duly
                                                     Authorized Officer)