Form 10-K
period 1997-12-31
AMERICAN COUNTRY HOLDINGS INC
filed 1998-03-31
CIK 315411

=================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K


[ x ]     Annual Report Pursuant to Section 13 or 15(d) of the
          Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities and Exchange Act of 1934 for the transition period from __________ to __________

                        Commission File Number    0-22922
                                                  =======

                    AMERICAN COUNTRY HOLDINGS INC.
                  ==================================
        (Exact Name of Registrant as specified in its charter)


          Delaware                      06-0995978
          ========                      ==========
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

          222 North LaSalle Street
          Chicago, Illinois             60601-1105
          ========================      ==========
     (Address of principal executive offices)     (Zip Code)

                            (312) 456-2000
                            ==============
          (Registrant's telephone number including area code)


      Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                Name of Each Exchange on Which
                                   Registered
========================           ==============================
Common Stock, $.01 par value            NASDAQ (Small Cap Market)

Common Stock Purchase Warrants          NASDAQ (Small Cap Market)
Entitling holders to purchase
one share Of Common Stock per warrant

   Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  [ x ] Yes    [   ] No

The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding March 18, 1998 was 32,036,454.

The aggregate market share of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $18,525,079 on March 18, 1998, based on the closing sales price of the Common Stock on such date.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (incorporated by reference under Part III).


=================================================================

                                PART I

ITEM 1.   BUSINESS.

GENERAL

American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which through its direct subsidiaries American Country Insurance Company ("American Country") and American
 Country Financial Services Corp. ("Financial Services") conducts business as a specialty property and casualty insurer and provides premium financing for its insurance customers. Financial Services also provides secured loans for certain of American Country's larger customers.

American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance. Although American Country's specialty public-transportation coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs, American Country has begun to extend its geographic coverage as part of its expansion program. American Country is licensed in the states of Illinois, Indiana, Iowa, Pennsylvania, Wisconsin and the District of Columbia and has applications pending in Connecticut, Michigan and New York. American Country also is admitted as an excess and surplus lines carrier in 26 states. American Country currently maintains an A.M. Best Company, Inc. ("A.M. Best") rating of "A-" (Excellent).

American Country writes transportation, commercial and personal lines insurance coverage. Transportation lines, which include automobile liability, physical damage and workers' compensation coverages for taxicabs and limousines, accounted for 43% of total gross premiums written in 1997. Commercial lines, which include multi-peril risks, workers' compensation and automobile liability and physical damage, accounted for 44% of total gross premiums written in 1997. Personal lines, which include both automobile and homeowners' coverages, accounted for 13% of total gross premiums written in 1997. American Country's business is written by in-house salaried employees and through approximately 70 independent agents located in the states in which American Country is licensed.

American Country is the successor to an insurance company that was organized in 1978 under the name Calumet Insurance Company. In 1997, American Country entered into a transaction with The Western Systems Corp. ("Western Systems") in which a subsidiary of Western Systems acquired substantially all the assets and assumed substantially all the liabilities of American Country and its wholly owned subsidiary, Financial Services, for a purchase price of $40.3 million (the "Acquisition"). In connection with the Acquisition, Western Systems sold 24 million shares of its common stock (approximately 75% of the shares outstanding) to three investors, two of which were shareholders of the parent company of American Country. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. to better reflect its property and casualty and premium finance businesses.

For financial reporting purposes, because two former shareholders of the previous parent of American Country acquired a 50% interest in the Company as a result of purchasing shares of common stock that were issued in connection with the Acquisition, the Acquisition has been accounted for as a reverse acquisition whereby American Country was deemed to have acquired the Company. Financial statements for the Company for periods prior to the Acquisition (July 29, 1997) are those of American Country.

Prior to January 3, 1997, Western Systems primarily operated under a franchise agreement with Transmedia Network, Inc. ("Transmedia") which granted Western Systems the rights to receive food and beverage credits from restaurants in California, Washington, Oregon and certain parts of Nevada that accepted the Transmedia restaurant card. On January 3, 1997, Western Systems sold its Transmedia franchise and had no remaining operating activities; thereafter until the Acquisition, its business consisted primarily of managing its cash and cash equivalents as a publicly owned shell corporation actively seeking a business combination with an operating business that could use its available cash.

INSURANCE LINES

American Country currently writes business in three areas of insurance: transportation, commercial and personal lines. American Country's major insurance niche markets include taxicabs and limousines, and workers' compensation, multi-peril, automobile and umbrella coverages for specific risks (primarily artisan contractors and restaurants). In early 1998 American Country reinsured its personal lines business, and it intends to reduce significantly its activities in this line and focus its resources on its other specialty niches and expand them geographically.

The following table sets forth the gross and net premiums for the principal lines of insurance written by American Country and the related percentages of the total such premiums represented thereby for the year ended December 31, 1997:

                                  Gross Premiums Written                   Net Premiums Written
                                  Dollars        Percentage                Dollars          Percentage
                                  -------        ----------                -------          ----------
                                           (in thousands)                          (in thousands)
Transportation                    $   29,285        42.8%                    $    28,297        47.1%
Commercial                            30,002        43.9                          23,470        39.1
Personal                               9,129        13.3                           8,311        13.8
                                  ----------       -----                     -----------       ------
                                  $   68,416       100.0%                    $    60,078       100.0%
                                  ==========       ======                    ===========       ======

TRANSPORTATION

American Country's transportation business is comprised of liability, physical damage and workers' compensation insurance for taxis, limousines, ground shuttle and para-transit fleets (ambulance buses and vans used to transport individuals to doctors' offices) and non-fleet accounts. American Country's largest taxi fleets in Illinois and Michigan, as well as numerous other fleets, are produced on a direct basis by salaried employees of American Country. The remainder of American Country's transportation business is produced through independent insurance agents who specialize in this type of business in their geographic regions.

Transportation lines accounted for 43% or $29.3 million of American Country's total gross premiums written in 1997. American Country believes that insuring taxicabs and limousines in a relatively large geographic area provides both diversity in exposure and spread of risk between urban and suburban environments. Liability coverage for Yellow Cab Company (which is located in Chicago and is the largest taxi cab company in the United States) accounted for $10.8 million of total gross premium written in 1997. Other large risks include liability and physical damage for the Checker Taxi Association in Chicago, providing coverage to independent medallion owners who have joined the association. American Country also provides liability coverage to other taxi associations, limousine fleets, ground fleets, para-transit fleets, and individual taxi cab and limousine owner-operators in Chicago, surrounding communities and downstate Illinois. In late 1997, American Country extended its taxi cab insurance business to Michigan, Wisconsin and Pennsylvania and it plans additional geographic expansion in 1998. (See "Marketing" below.)

COMMERCIAL

Commercial lines accounted for 44% or $30 million of 1997 total gross premiums written. American Country writes general liability, workers' compensation, multi-peril, automobile liability and physical damage and umbrella excess for restaurants, artisan contractors and other low hazard businesses primarily in Illinois and Wisconsin. American Country plans to market its restaurant program in additional states in 1998. The commercial business is written through independent agents specializing in these targeted classes.

American Country's restaurant program is primarily designed for "white tablecloth" establishments, but can accommodate other types of restaurants, including fast food outlets. Specialized coverages written by American Country include liquor liability, food spoilage, boiler and machinery and employment practices liability. American Country also offers a separate tavern policy which is tailored to neighborhood establishments rather than nightclubs. American Country's artisan contractors program offers coverages for plumbing, electrical, painting and carpentry contractors, but avoids roofing operations. The artisan contractor program targets operations of at least 10 employees and up to $5 million in payroll.

PERSONAL

Personal lines represent both standard and preferred risks for homeowners, private passenger auto liability and private passenger automobile physical damage. Personal lines premium accounted for 13% or $9.1 million of 1997 total gross premiums written. In early 1998, American Country entered into a reinsurance agreement with Ohio Casualty Insurance Company ("Ohio Casualty"), pursuant to which Ohio Casualty reinsures American Country's personal lines business, thereby assuming responsibility for such business. The agreement with Ohio Casualty is retroactive to January 1, 1998 and includes an interim service agreement on the part of American Country. This transaction is part of American Country's overall business plan to refocus its marketing concentration on its specialty underwriting niches, which include public transportation, primarily taxi cabs and limousines, the hospitality industry and artisan contractors.

REINSURANCE

American Country reinsures a portion of its exposure by paying to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. American Country's current reinsurance program is divided into two main sections: Specialty Transportation Business and Commercial and Personal Lines.

The majority of American Country's business is reinsured by Motors Insurance Corporation (rated "Aq+" by A.M. Best), Kemper Reinsurance Company (rated "A" by A.M. Best), Hannover Ruckversicherungs A G (rated "A+" by A.M. Best), Underwriters Reinsurance Company (rated "A+" by A.M. Best), Ohio Casualty Insurance Company (rated A+ by A.M.
Best) and various Syndicates at Lloyds of London.

TRANSPORTATION REINSURANCE

American Country currently purchases excess of loss reinsurance protection for its transportation business. Excess of loss reinsurance requires that a company retain a predetermined dollar amount of loss, known as the "retention." The insurance company is indemnified by the reinsurer for losses which exceed this dollar amount up to the limit of the reinsurance agreement. Any portion of the loss exceeding the agreement limit is either paid by the company or by other reinsurance agreements. Under its excess of loss program for its transportation business, American Country has a retention of $350,000 and reinsurance coverage of up to $4.1 million per occurrence.

COMMERCIAL AND PERSONAL LINES REINSURANCE
American Country's commercial and personal lines business is reinsured on a multi-line, multi-layer excess of loss basis.
Reinsurance coverage is as follows:


All Property Business -            The reinsurer pays up to $3,750,000
                                   in excess of American Country's
                                   retention of $250,000 per risk.

All Casualty Business -            The reinsurer pays up to
(including workers' compensation)  $3,850,000 in excess of American
                                   Country's retention of $250,000 per
                                   occurrence.

Workers' Compensation Business     Supplemental reinsurance of
                                   $8,000,000 per occurrence and per
                                   claimant is purchased in excess of
                                   American Country's retention of
                                   $4,100,000.

Property catastrophe reinsurance also is in force, which provides
American Country with $7,750,000 of protection after a retention of $250,000 per catastrophic loss occurrence.

Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $4,000,000 per occurrence in excess of American Country's
$1,000,000 retention.

Effective January 1, 1998, nearly all of American Country's personal lines business was reinsured by Ohio Casualty pursuant to a reinsurance agreement.

MARKETING

American Country is licensed in Illinois, Indiana, Iowa, Pennsylvania, Wisconsin and the District of Columbia. Applications are pending in Connecticut, Michigan and New York. American Country also is authorized to act as an excess and surplus lines insurer in 26 states. American Country markets its insurance products through multiple distribution sources consisting of independent insurance agents and directly through salaried employees of American Country. American Country relies on in-house personnel to produce its Yellow Cab taxi liability, Checker Taxi Association liability and independent taxi collision insurance policies, and approximately 70 independent agents to market its other insurance products. American Country selects agents based on their comprehensive knowledge of the industries to which American Country provides coverages and the geographic market in which the agent operates.

American Country's current marketing plan is to extend its transportation program by expanding geographically. American Country began writing taxi cab business in Michigan and Wisconsin in 1997 and expects to write more business in these states in 1998 on a direct basis and through independent agents. American Country was licensed in Pennsylvania at the end of 1997 and through an independent agent in Pennsylvania expects to write taxi cab business for Philadelphia taxicabs and the suburban Philadelphia market. In early 1998, American Country became licensed in the District of Columbia and Indiana and expects to write transportation business in both in 1998.

American Country has targeted Arizona, California, Connecticut,
Maryland, New Jersey, Rhode Island and Virginia as areas for additional expansion. It has begun discussions with independent agents in those areas and intends to seek licenses in those states in 1998.

The following tables set forth for the three years ended December 31, 1997 the gross and net premiums written, whether produced directly by American Country employees or by independent agents:

                                                        Year Ended December 31,
                              -----------------------------------------------------------------------------
                                        1997                       1996                       1995
                             -------------------------   -------------------------  ------------------------

                               Premiums      Percent      Premiums       Percent     Premiums       Percent
                               Written       of Total      Written      of Total      Written      of Total
                              ---------      --------     --------      --------     --------      --------
                                                      (dollar amounts in thousands)
GROSS PREMIUMS
   Transportation lines          $  29,285      42.8%          25,990       38.3%     $   23,568       36.3%
   Commercial lines                 30,002      43.9           32,417       47.8          34,003       52.4
   Personal lines                    9,129      13.3            9,421       13.9           7,327       11.3
                                 ---------      -----        --------       -----     ----------      ------
     Total                       $  68,416     100.0%        $ 67,828      100.0%     $   64,898      100.0%
                                 =========     ======        ========      ======     ==========      ======


NET PREMIUMS
   Transportation lines          $  28,297      47.1%          25,362       41.7%     $   22,866       39.7%
   Commercial lines                 23,470      39.1           26,590       43.8          27,743       48.2
   Personal lines                    8,311      13.8            8,808       14.5           6,935       12.1
                                 ---------     ------       ---------      ------     ----------      ------
     Total                       $  60,078     100.0%       $  60,760      100.0%     $   57,544      100.0%
                                 =========     ======       =========      ======     ==========      ======

OPERATING RATIOS

STATUTORY COMBINED RATIO

American Country's statutory combined ratio (the loss ratio plus the expense ratio) expresses losses and expenses as a percentage of premium revenues and is the traditional measure of underwriting experience. Generally speaking, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit and if it is above 100%, the insurer has an underwriting loss.

The following table reflects the loss ratios, expense ratios and combined ratios of American Country, determined in accordance with statutory accounting practices, and the property and casualty industry-wide statutory combined ratios after policyholders' dividends as compiled by A.M. Best, for the years indicated:


Statutory Combined Ratio                               Year Ended December 31,
------------------------                               -----------------------
                                            1997       1996      1995      1994      1993
                                            ----       ----      ----      ----      ----
Loss ratio                                 72.0%      63.6%     63.3%     63.5%     64.0%
Expense ratio                              37.6%      38.2%     37.0%     36.6%     39.4%
                                          ------     ------     -----     -----    ------
Combined ratio                            109.6%     101.8%     100.3%    100.1%    103.4%
                                          ======     ======     ======    ======    ======

Industry statutory combined ratio
 after policyholders' dividends           101.6%     105.8%     106.4%    108.4%    106.9%
                                          ======     ======     ======    ======    ======

(industry ratios compiled by A.M. Best Co.)

American Country has outperformed the industry average in four of the past five years, with a substantial increase in American Country's loss ratio in 1997 due to declines in business and adverse claims experience in its commercial and personal lines.

PREMIUM-TO-SURPLUS RATIO

While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities regard this ratio as an important indicator since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") provide that an insurer's premium-to-surplus ratio is satisfactory if it is below 3 to 1.

The following table sets forth the ratio of net premiums written during the year to statutory-basis capital and surplus at the end of the year for American Country for the years indicated:

                                                                   Year Ended December 31,
                                             -----------------------------------------------------------------
                                               1997          1996           1995           1994          1993
                                               ----          ----           ----           ----          ----
                                                                   (dollar amounts in thousands)
Net premiums written during the year          $60,078       $60,760       $57,544        $50,652        $40,732
Statutory-basis capital and surplus           34,555        34,080         31,288         27,483        28,500
  at end of year
Ratio                                        1.74 to 1     1.78 to 1     1.84 to 1      1.84 to 1      1.43 to 1

American Country's premium-to-surplus ratio was below 3 to 1 for the past five years and thereby satisfactory under the NAIC guidelines.

Reserves for Losses and Loss Adjustment Expenses

American Country maintains reserves for the payment of losses and loss adjustment expenses ("LAE") for all lines of business. The determination of reserves for losses and LAE is dependent on receipt of information regarding claims and the historical loss experience of the business. The vast majority of losses are reported to American Country by its insureds in a timely fashion; however, there is always a certain percentage of losses which have occurred but not been reported ("IBNR") to American Country at any given time. American Country establishes reserves for IBNR, and this reserve also includes amounts for the potential adverse development of losses known to American Country (in other words, subsequent developments may occur that require that previously established reserves be increased). Upon receipt of a claim, American Country establishes a reserve, which is an estimate of the amount which will be paid upon conclusion of the claim. The reserves for the known losses, IBNR reserve and the loss adjustment expense reserve, represent the total amount American Country has predicted will be needed to satisfy all losses (known and unknown) which may be paid by American Country. These reserves are reflected as liabilities on American Country's balance sheet.

There can be a significant period of time between the occurrence of an insured loss, the reporting of the loss to American Country, and the payment of such loss. Liability claims have a greater period of time elapsing between the occurrence of a loss and payment than property claims. General liability claims, and in particular claims arising from construction accidents, have the longest time lag between the occurrence and final payment of the loss. Many factors are considered when establishing the IBNR reserve for a particular line of business, and the lag time between the occurrence and final payment of the loss is an important component.

Most claims are investigated, supervised, and adjusted by personnel of American Country. In-house counsel for American Country handle the defense of most cases for insureds located in the Chicago Metropolitan Area. All outside counsel are chosen by American Country, and American Country's staff monitors all cases and grants settlement authority on all files.

Automobile property damage and physical damage reserves are established on a formula case reserve basis. Automobile theft losses and total losses are reserved for book value of the vehicle as of the time of the loss. All other lines of business are reserved based on an analysis of each individual case. The case basis reserve is an estimate of the amount of ultimate payment projected by the personnel of American Country based upon their knowledge of similar cases. All bodily injury claims are reviewed and reserves adjusted thirty days after the file is opened and every six months thereafter for the life of the file. Adjustments are made to reserves at these mandatory intervals or whenever the known exposure changes.

The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

                                                                  Year Ended December 31
                                                       -------------------------------------------
                                                           1997            1996           1995
                                                       ------------    ------------   ------------
                                                                      (in thousands)

Net reserves for losses and LAE, beginning of year          $79,450          $74,582       $66,493

Incurred losses and LAE for claims relating to:
     Current year                                            53,613           47,878        48,382
     Prior years                                               (464)             967        (3,077)
                                                            --------         -------       -------

Total net claims incurred                                    53,149           48,845        45,305
                                                            -------          -------       -------


Losses and LAE payments for claims relating to:
     Current year                                            19,624           18,044        14,709
     Prior years                                             29,002           25,933        22,507
                                                            -------          -------       -------
Total net claims paid                                        48,626           43,977        37,216
                                                            -------          -------       -------

Net reserves for losses and LAE, end of year                 83,973           79,450        74,582
Total reinsurance recoverable on unpaid losses and LAE       15,114           11,515         7,051
                                                            -------          -------       -------

Gross reserves for losses and LAE, end of year              $99,087          $90,965       $81,633
                                                            =======          =======       =======

The $464,000 decrease in the prior years' reserves in 1997 are attributable to American Country's overall favorable development for the period, particularly in the transportation lines, which was offset slightly by higher settlements than initially reserved for in commercial and personal lines.

The increase of $967,000 in prior years' reserves in 1996 also is the result of higher settlements than initially reserved for in American Country's commercial and personal lines.

The following table reflects American Country's losses and LAE reserve development, net of estimated salvage and subrogation recoveries, through December 31, 1997, for each of the preceding ten years:

                                                           Cumulative Redundancy (Deficiency)

                                                                 Year Ended December 31,
                                      1988    1989    1990    1991    1992    1993    1994    1995    1996    1997
                                      ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
                                                                 (in thousands)
                                                                 --------------
Reserve for loss and loss expenses
 net of reinsurance recoverables     $38,108 $43,263 $49,526 $57,846 $62,234 $64,274 $66,494 $74,582 $79,450 $83,973

Reserve re-estimate as of:
One year later                       40,399  46,561  50,581  56,477  61,651  71,985  63,417  75,549  78,986
Two years later                      41,923  46,102  54,463  58,410  70,729  66,535  64,441  78,598
Three years later                    42,248  48,083  55,729  66,260  64,482  68,338  65,915
Four years later                     45,594  48,901  61,593  61,351  64,786  69,296
Five years later                     43,215  53,248  57,585  61,694  65,508
Six years later                      46,906  50,802  58,008  62,033
Seven years later                    45,205  51,364  58,319
Eight years later                    45,739  51,586
Nine years later                     45,861
Ten years later

Cumulative redundancy (deficiency)   (7,753) (8,323) (8,793) (4,187) (3,274) (5,022)    579  (4,016)    464
Percentage                            -20.3%  -19.2%  -17.8%   -7.2%   -5.3%   -7.8%    0.9%   -5.4%    0.6%

Reserve for claims and expenses,                                     75,780   73,922 73,209  81,633  90,965  99,087
direct
Reinsurance recoverables                                              13,546   9,652  6,716   7,051  11,515  15,114
                                                                     ------- ------- ------- ------- ------- -------
                                                                                                  -       -       -
Reserve for claims and expenses, net                                 $62,234 $64,270 $66,493 $74,582 $79,450 $83,973
                                                                     ======= ======= ======= ======= ======= =======


                                                                       Paid Losses
Cumulative amount of losses paid, net of
  Reinsurance recoverables through:   1988    1989    1990    1991    1992    1993    1994    1995    1996    1997
                                     ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                                 (in thousands)
                                                                 --------------
One year later                       $11,234 $12,747 $16,627 $16,934 $19,411 $29,388 $19,247 $25,910 $29,000

Two years later                      19,174  23,287  26,737  29,294  41,900  40,619  34,909  43,549
Three years later                    26,403  29,819  35,998  47,613  49,391  50,957  45,401
Four years later                     31,054  36,807  49,089  51,971  56,958  57,408
Five years later                     36,490  47,662  51,834  57,586  59,530
Six years later                      44,535  48,417  55,898  58,960
Seven years later                    43,793  50,161  56,628
Eight years later                    44,938  50,492
Nine years later                     45,157
Ten years later


INVESTMENTS

Funds, including reserve funds, are invested until required for American Country's operations, subject to restrictions on permissible investments established by applicable state insurance codes. American Country's investment policy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. American Country's investment portfolio is jointly managed by BlackRock Financial Management, Inc. and Alliance Capital Management Corporation.

The following table contains information concerning American Country's investment portfolio at December 31, 1997:

                                                  Amortized           Fair           Amount Reflected     Percent
                                                    Cost              Value          On Balance Sheet     of Total
                                               --------------     ------------       ----------------     --------
                                                                          (in thousands)
Available-for-sale securities
   Fixed maturity securities:
      U.S. Treasury securities and
      obligations of U.S.
      Government corporations and agencies             $ 21,105         $ 21,328        $ 21,328              17.6%
      Obligations of states and political                37,001           37,700          37,700              31.1%
      Foreign governments                                   249              260             260               0.2%
      Corporate securities                               43,659           44,779          44,779              37.0%
      Mortgage-backed securities                         15,528           15,409          15,409              12.7%
                                                       --------         --------        --------             ------
   Total fixed maturity securities                      117,542          119,476         119,476              98.7%
   Equity securities                                      1,487            1,622           1,622               1.3%
                                                       --------         --------        --------             ------
   Total available-for-sale securities                 $119,029         $121,098        $121,098             100.0%
                                                       --------         --------        --------             ------

The following table sets forth a profile of American Country's fixed maturity investment portfolio by rating at December 31, 1997:

                                                       Fair      Percent
S&P/Moody's Rating (1)                                 Value     of Total
----------------------                               ---------    ------
                                                       (in thousands)
AAA/Aaa (including U.S. Treasuries of $20,520)        $ 65,061     54.5%
AA/Aa                                                   17,617     14.7%
A/A                                                     24,781     20.7%
BBB/Ba                                                   8,072      6.8%
All other                                                3,945      3.3%
                                                     ---------    ------
   Total                                             $ 119,476    100.0%
                                                     ---------    ------
________________

(1)  Ratings are as assigned primarily by Standard & Poor's
     Corporation, with remaining ratings as assigned by Moody's
     Investors Service Inc.

The following table sets forth a profile of American Country's fixed maturity investment portfolio by maturity at December 31, 1997:

                                              Fair    Percent
                                              Value   of Total
                                            --------  --------
                                              (in thousands)
Maturity
--------
  Due in one year or less                    $  1,596     1.3%
  Due after one year through five years        46,816    39.2%
  Due after five years through ten years       28,573    23.5%
  Due after ten years                          27,082    22.7%
  Mortgage-backed securities                   15,409    12.9%
                                             --------   ------
Total fixed maturity securities              $119,476   100.0%
                                             --------   ------

The following table summarizes the Company's investment results for the five years ended December 31, 1997:

                                                              Year Ended December 31,
                                              ---------------------------------------------------------
                                               1997         1996        1995         1994         1993
                                             ---------   ---------    --------     --------     --------
                                                                   (in thousands)
Total net investment income                     $7,025       $7,032       $6,465      $5,600       $6,462
Average annual pre-tax yield                      6.4%         6.7%         6.7%        6.9%         6.6%
Average annual after-tax yield                    4.6%         4.6%         4.7%        4.5%         4.3%
Effective federal income tax
   investment income                             31.1%        25.3%        24.9%       22.9%        26.3%


REGULATION

American Country is subject to varying degrees of regulation and supervision in the jurisdictions in which it transacts business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation is designed to protect policyholders rather than investors and relates to such matters as standards of solvency, which must be met and maintained; the licensing of insurers and their agents and producers; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting principles basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums, losses and loss adjustment expenses; and requirements regarding numerous other matters. In general, American Country must file all rates for insurance directly underwritten with the insurance department of each state in which it operates on an admitted basis; reinsurance generally is not subject to state regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Illinois, the domicile state of American Country, requires that dividends be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior years statutory net income.

American Country is also subject to statutes governing insurance holding company systems in various jurisdictions. Such statutes require American Country to file an annual Holding Company System Registration statement with the state insurance regulatory authorities, which includes information concerning its capital structure, ownership, financial condition and general business operation. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of American Country's outstanding voting securities is required to obtain regulatory approval for the purchase of such voting securities. Section 131.2 of the Illinois Insurance Code relating to holding companies, to which American Country is subject, requires disclosure of transactions between American Country and its subsidiaries and affiliates. Such transactions must satisfy certain standards, including that they be fair, equitable and reasonable and that certain material transactions be specifically non-disapproved by the Director of Insurance. Further, prior approval by the Director is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve 10% or more of American Country's admitted assets as of the preceding
December 31st.

The National Association of Insurance Commissioners facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations.

Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has finalized its risk-based capital model act for property/casualty companies, which calculates a minimum required statutory policyholders' surplus based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. At December 31, 1997, American Country's required risk-based capital was $6.4 million; and its reported capital and surplus was $34.6 million, so that at December 31, 1997, American Country substantially exceeded the risk-based capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
Regulation" for additional information.

COMPETITION

The property and casualty insurance business is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition and aggressive pricing and marketing.

American Country faces its most active competition in public transportation lines from captive insurance programs that are put together by agents and reinsurers using an insurance company that writes the insurance business as a fronting carrier and then reinsures all of the business with the reinsurer. Many of these programs are short-lived but they generally enter the market with extremely aggressive pricing. Besides creating instability, they generally do not provide continuity of claims practices and settlements, which adversely affects future pricing for property and casualty insurance generally. Presently, there are two national carriers still pursuing taxi/livery business through general agents, but both of these carriers have reduced their presence in certain geographic areas (Midwest, California, New Jersey). A few smaller regional carriers remain that continue to target smaller accounts.

In Illinois, the competition for coverage of artisan contractors is primarily from national carriers, regional carriers and mono-line workers' compensation carriers. The competition for restaurants is mainly from regional carriers.

American Country benefits in both classes of its business by maintaining long term agency relationships. In addition, American Country's agents have specialized in these classes of business for many years. American Country believes it has been able to compete successfully by underwriting specialty coverages for niche areas in which American Country has expertise.

ENVIRONMENTAL ISSUES

American Country believes that it has extremely limited risk of claims arising from environmental exposures. The underwriting philosophy of American Country excludes writing insurance for business which presents possible environmental exposures. Its liability policies contain an absolute pollution coverage exclusion and a lead paint exclusion.

Although the industry has seen a dramatic increase in the number of environmental claims being presented to insurers for defense and indemnification, and recent court cases have diminished the protection granted by the absolute pollution exclusion, the management of American Country believes that American Country has no material exposure from environmental claims.

PREMIUM FINANCING

Financial Services operates principally as a premium finance company under the regulations of the Illinois Department of Insurance, financing commercial insurance premiums and providing collateral loan financing to members of the Checker Taxi Association. All loans are secured either through unearned premiums on insurance policies or, in the case of Checker Taxi Association, by assets. For the year ended December 31, 1997, Financial Services had a net income of $211,000, a 33% increase from 1996.

EMPLOYEES

As of December 31, 1997, American Country employed approximately 140 full time employees, 9 of whom are executive management, and 4 part-time employees. American Country is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

FORWARD LOOKING STATEMENTS

The Company cautions readers regarding certain forward-looking statements contained in the foregoing and elsewhere and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical facts. In particular, statements using verbs such as "expect," "intend," "plan," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include but may not be limited to, statements relating to future plans, targets and objectives, financial results, cyclical industry conditions, government and regulatory policies, the uncertainties of the reserving process and the competitive environment in which the Company operates.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The Company disclaims any obligation to update forward-looking information.

ITEM 2.   PROPERTIES

The Company leases office space at 222 N. LaSalle Street, Chicago, Illinois, for its executive offices and insurance operations. The 39,000 square feet facility has a monthly rental of approximately
$63,000.  The current lease expires in May 2002.

The Company leases space at two additional locations in the Chicago area for purposes of storage and claim handling. The aggregate monthly rental is approximately $6,000.

The Company believes that it currently has adequate space for expansion at its existing facilities.

ITEM 3.   LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. Most of these lawsuits involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.
                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ (Small Cap Market) under symbol ("ACHI") and the Company's Warrants are traded on the NASDAQ (Small Cap Market) under the symbol ("ACHIW"). The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Stock during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

                             COMMON STOCK
                             ------------

     Quarter Ended                      High      Low
     -------------                      ----      ---

     March 31, 1996                     $2.50     $1.00
     June 30, 1996                       2.62      1.50
     September 30, 1996                  2.18      1.12
     December 31, 1996                   1.37      0.75

     March 31, 1997                     $2.06     $0.81
     June 30, 1997                       2.75      1.44
     September 30, 1997                  2.81      1.81
     December 31, 1997                   2.94      1.50


At March 18, 1998, there were approximately 250 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded. (See "Business Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiary.)

WARRANTS

The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Warrants during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

                            COMMON WARRANTS
                            ---------------


     Quarter Ended                      High      Low
     -------------                      ----      ----

     March 31, 1996                     $0.50     $0.25
     June 30, 1996                       0.50      0.25
     September 30, 1996                  0.50      0.25
     December 31, 1996                   0.25      0.03

     March 31, 1997                     $0.38     $0.19
     June 30, 1997                       1.81      0.25
     September 30, 1997                  2.50      0.88
     December 31, 1997                   1.50      0.16
At March 18, 1998, the Company had 2,057,129 warrants outstanding. The warrants give the warrant holder the right to purchase 2.19 shares of the Company's Common Stock at a price of $1.83 per share through August 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                      American Country
                                                        Holdings Inc.
                                                   Selected Financial Data


Income Statement Data:                                           Year Ended December 31,
----------------------                      -----------------------------------------------------------------
                                                  1997         1996          1995          1994         1993
                                                  ----         ----          ----          ----         ----
Revenues:
   Gross premiums written                        $68,416      $67,828       $64,898      $57,635       $46,085
                                                 =======      =======       =======      =======       =======
   Net premiums written                          $60,078      $60,760       $57,544      $50,652       $40,732
                                                 =======      =======       =======      =======       =======
   Net premiums earned                           $59,814      $60,550       $56,909      $48,312       $40,836
   Net investment income                           7,025        7,032         6,465        5,600         6,462
   Realized capital gains                          1,613          915           222          282           476
   Other income                                      331          219           150          107             0
                                                 =======      =======       =======      =======       =======
        Total revenues                            68,783       68,716        63,746       54,301        47,774

Expenses:
   Losses and loss adjustment expenses            53,149       48,845        45,305       38,925        32,739
   Amortization of policy acquisition
     costs, underwriting, and other
     expenses                                     12,911       12,860        11,185        9,639         9,823
   Interest expense                                  161            0             0            0             0
                                                 -------      -------       -------      -------       -------
        Total expenses                            66,221       61,705        56,490       48,564        42,562
                                                 -------      -------       -------      -------       -------
Income before income taxes                         2,562        7,011         7,256        5,737         5,212
Income taxes                                         493        1,986         2,287        1,472         1,353
                                                  ------      -------       -------      -------       -------
   Net Income                                      2,069        5,025         4,969        4,265         3,859
                                                  ======      =======       =======      =======       =======
Net income per share - basic                       $0.06        $0.14         $0.14        $0.12         $0.11
                                                 =======      =======       =======      =======       =======
Net income per share - diluted                     $0.06        $0.14         $0.14        $0.12         $0.11
                                                 =======      =======       =======      =======       =======

Cash dividends declared per share(1)               $0.00        $0.07         $0.08        $0.08         $0.08
                                                 =======      =======       =======      =======       =======


                                                                      December 31,
                                            ----------------------------------------------------------------
Balance Sheet Data:                            1997         1996          1995          1994         1993
-------------------                            ====         ====          ====          ====         ====
Total investments                              $122,098     $114,237      $113,687      $91,094       $90,837
Total assets                                    162,661      151,790       140,627      123,173       126,980
Liabilities for gross unpaid losses and
   loss adjustment expenses                      99,087       90,965        81,633       73,209        71,179
Notes payable                                     4,800            0             0            0             0
Total liabilities                               127,521      111,353       100,560       89,322        92,261
Total shareholders' equity                       35,140       40,437        40,067       33,851        34,719
Book value per share                              $1.10        $1.14         $1.13        $0.95         $0.98
------------------------
Statutory Combined Ratio                          109.6%       101.8%        100.3%       100.1%        103.4%
GAAP Combined Ratio                               109.9%       101.3%         98.8%       101.9%        105.4%




(1) Cash dividends declared are those of American Country. Dividends per share declared by Western Systems prior to the Acquisition were $0 for each year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the 1997 Consolidated Financial Statement and notes thereto.

OVERVIEW

American Country Holdings Inc. (the "Company") is engaged in the specialty property and casualty insurance and premium finance business through its subsidiaries American Country Insurance ("American
Country") and American Country Financial Services Corp. ("Financial
Services").

American Country is a property and casualty insurance carrier domiciled in the State of Illinois. American Country and its predecessor has been a writer of commercial and personal lines of business, specializing in public transportation risks, principally taxicabs and limousines, for nearly twenty years.

American Country is the successor to an insurance company that was organized in 1978 under the name Calumet Insurance Company. In 1997, American Country entered into a transaction with The Western Systems Corp. ("Western Systems") in which a subsidiary of Western Systems acquired substantially all the assets and assumed substantially all the liabilities of American Country and its wholly owned subsidiary, Financial Services, for a purchase price of $40.3 million (the "Acquisition"), and contemporaneously Western Systems sold 24 million shares of its common stock to three investors, two of whom were shareholders of the parent company of American Country. Following the

Acquisition, Western Systems changed its name to American Country
Holdings Inc. to better reflect its property and casualty and premium finance business.

American Country and Financial Services experienced non-recurring costs related to the Acquisition of approximately $1 million in late 1996 and the first nine months of 1997 which will not impact future operations and subsequent to the Acquisition in July, 1997, American Country no longer pays annual management fees and administrative fees in excess of $1 million. Since the Acquisition, American Country has been repositioning and refocusing its strategic philosophy to expand its transportation and restaurant and hospitality products, significantly reduce its personal lines business (which had an underwriting loss of $1.7 million for 1997 and $1.9 million for 1996), implement plans to improve operating efficiencies and reduce the costs of managing its business. American Country will not market any personal lines business and will not accept any new personal lines business from independent agents. As a result of these efforts, American Country has recorded a charge of approximately $400,000 in 1997 primarily for termination benefits that were paid in 1997 that is estimated to result in future annual savings in salaries and benefits. In addition, fixed income advisors have been engaged to enhance the quality and yield on the portfolio of invested assets.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Premium revenues during the quarter ended December 31, 1997 increased nearly 1% to $14.9 million in the comparable quarter of 1997 from $14.8 million in 1996.

Transportation lines premium revenues increased in 1997 by 4.3%, from $7.0 million for the fourth quarter of 1996 to $7.4 million for the fourth quarter of 1997. The expansion during the quarter into new geographical regions was responsible for the largest increase in this line. American Country also experienced increases in 1997 in its suburban Chicago taxi cab and limousine business.

Revenues generated from commercial lines decreased 3% from the same period in 1996 to $5.5 million from $5.6 million, attributable to aggressive competition and declining premium rates for this line of business.

Personal lines revenues remained constant in the 1997 quarter at $2.1 million. Revenues for homeowners' insurance, however, increased 8% from 1996, while revenues for automobile business decreased by 3%.

Loss and LAE incurred during the 1997 quarter increased from $11.7 million to $12.8 million, a 9.0% increase, resulting in loss ratios of 85.7% and 79.4% in 1997 and 1996, respectively.

Loss ratios for transportation lines decreased from 80.3% to 69.5%. The decreases in ratios were spread across product lines and were the result of improved loss experience and increased revenues.

Commercial lines loss ratios increased from 78.3% for the quarter ending December 31, 1996 to 106.0% in 1997 as a result of increased claims and pricing competition.

Personal lines experienced worsening results during the 1997 quarter, the result of higher claims in automobile liability insurance and to increased frequency of claims in the homeowners' line.

Policy acquisition costs decreased during the 1997 period due to reduced incentive profit sharing commissions, which resulted from American Country's poor underwriting performance for the period.

Selling and general expenses also decreased during the fourth quarter of 1997 as compared to 1996 due to savings initiated with the Acquisition and also due to the results of repositioning and refocusing of operations since the Acquisition.

Total investment income and realized investment gains for the quarter increased $1.1 million from $1.7 million in 1996 to $2.8 million in 1997. The increase in realized gains accounted for most of this increase. This increase was the result of a change in investment philosophy after the Acquisition and the appointment of independent fixed income managers that occurred at the end of the third quarter.

Other income for the period, which represents interest and fees earned on premium finance activities, increased 41% to $26,000 in 1997 from $19,000 for 1996.

CALENDAR YEAR 1997 COMPARED TO CALENDAR YEAR 1996

The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American
Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

NET PREMIUMS EARNED
                         YEAR ENDED                 Increase (Decrease)
                         December 31,                  1996 to 1997
                         ------------               -------------------
                                         (in thousands)
                         1997        1996           Amount        %
                         ----        ----           ------       ---

Transportation lines     $ 28,056    $25,540        $  2,516     9.9%
Commercial lines           23,181     26,774         ( 3,593)   (3.4)
Personal lines              8,577      8,236             339     4.1
                         --------    -------        ---------   -----
        Totals           $ 59,814    $60,550         ($  736)   (1.2%)
                         ========    =======         ========   ======


Transportation lines, which consists of taxi and limousine liability and physical damage programs, grew during the period as more accounts were underwritten and American Country began its geographic diversification program after the Acquisition in July, 1997.

Total premium revenues generated by this line increased nearly 10% over the prior year to $28.1 million in 1997 from $25.5 million in 1996. This increase is attributable to coverage written for Chicago suburban taxis and limousines and American Country's expansion into the states of Michigan and Wisconsin.

Commercial lines continued its decline in revenue contribution by decreasing more than 13% over 1996. This decrease was due to the continuing soft market being experienced industry-wide. Average premiums on American Country's workers' compensation line (its largest commercial lines product) decreased 30.5% on new business over the same period for 1996 and 10.7% on renewal business. Management is observing this situation very closely and in the fourth quarter of 1997 instituted a re-underwriting program to reevaluate each risk on the policy's renewal date.

Personal lines' premiums generated revenues of $8.6 million in 1997, representing a 4.1% increase over 1996 that was almost entirely attributable to homeowners' insurance. This slower growth rate over the recent years represents action taken by management due to its concern with the poor returns experienced for this line. Effective as of January 1, 1998, an agreement was entered into with Ohio Casualty, a major writer of personal lines business, pursuant to which Ohio Casualty reinsures nearly all of American Country's personal lines business.

With an increase in invested assets of 6.0% in 1997, net investment income and realized gains on investments increased 8.7% over 1996, due principally to increased realized gains. Although investment expenses increased more than 38% for the full year 1997, since the Acquisition investment expense has been substantially reduced on an ongoing basis by eliminating investment fees previously paid to the former parent of the Company and by changing the custodial bank. Early in the fourth quarter, the Company engaged two professional fixed income investment advisors to review and manage its investment portfolio. Since this engagement, the Company has seen improvement in its investment returns.

Other income, principally income generated by the premium financing activity of Financial Services, increased from $219,000 in 1996 to $331,000 for 1997, an increase of 51%.

The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                   Statutory Combined    GAAP Combined
                                   Ratio - Year ended    Ratio -  Year ended
                                   December 31,          December 31,
                                   ------------------    -------------------
                                     1997       1996      1997       1996
                                     ----       ----      ----       ----

Losses                                72.0%     63.6%      72.0%     63.6%
Loss Adjustment Expenses (LAE)        16.8      17.1       16.8      17.1
                                      ----      ----       ----      ----
Losses and LAE                        88.8      80.7       88.8      80.7

Policy acquisition, other
   underwriting expenses              20.8      21.2       21.1      20.6
                                      ----      ----       ----      ----
        Total combined ratio         109.6%     01.8%     109.9%    101.3%
                                     =====      ====      =====     =====


Losses and loss adjustment expenses for 1997 increased from 80.7% of premium revenues during 1996 to 88.1% for 1997. This increase is attributable to higher claims in personal and commercial lines.

American Country's transportation lines continued to perform well, resulting in a combined ratio of 90.0% for 1997. This compared to a combined ratio 88.3% for 1996. This slight deterioration is attributable to a slight increase in the loss and LAE ratio and to increased acquisition costs due to geographic expansion of this program during the fourth quarter.

The loss ratio for the commercial lines increased from 77.4% during 1996 to 95.6% in 1997, resulting in an increase of the combined ratio of 19.5% from 108.3% to 129.4% in 1996 and 1997, respectively. The increase reflects the continuing industry-wide decline in net premiums written for this type of insurance primarily due to price competition. As with the personal lines, management is closely evaluating this line, with special emphasis being placed on re-underwriting individual risks and programs to improve returns.

The loss ratio for personal lines during 1997 increased to 94.5% compared to 91.6% for 1996, due to a general increase in claims, and the occurrence of two catastrophic losses during the period. As a result of the poor results derived from this line of business, management decided to significantly reduce its business in this line, and effective January 1, 1998, entered into an agreement with Ohio Casualty pursuant to which nearly all of this line was reinsured by Ohio Casualty without further exposure to American Country.

Commission and acquisition costs were slightly higher for 1997, which is attributable to the fact that American Country's business written
by independent producers increased in 1997.   General and
administrative expenses increased due in part to nonrecurring expenses of approximately $1 million associated with the Acquisition and related activities and with interest expense on the bank loan incurred in connection with the Acquisition.

The Company is aware of the issues that are associated with the programming code in many computer systems as the millennium approaches. During 1997, the Company reviewed its programs in connection with the Year 2000 issue. During 1998, the Company plans to upgrade its Policy Maintenance and Rating Systems in order to comply with Year 2000. Also in early 1998, the Company completely upgraded its network and personal computer environment, including supportable operating systems. The Company expects that expenses associated with Year 2000 compliance will not exceed $100,000. The Company has also discussed Year 2000 issues with American Country's policy maintenance and claims service providers, and it is management's belief that these providers are properly addressing Year 2000 issues. With these changes and others planned, it is management's belief that the Company should have no material exposure to the Year 2000 issue.

THE CALENDAR YEAR 1996 COMPARED TO THE CALENDAR YEAR 1995

The following table sets forth the net premiums earned by the principal lines or products of insurance written by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

                                Year ended          Increase (Decrease)
                                December 31,            1995 to 1996
                            -------------------     --------------------
                            1996        1995        Amount       %
                            ----        ----        ------       --
                                           (in Thousands)

Transportation lines        $ 25,540    $22,806     $2,734      12.0%
Commercial lines              26,774     28,364     (1,590)     (5.6)
Personal lines                 8,236      5,739      2,497      43.5
                            --------    -------     ------      ----
   Totals                   $ 60,550    $56,909     $3,641      6.4%
                            ========    =======     ======      ====

Transportation lines, which consists of American Country's taxi and limousine liability and physical damage programs underwritten in the Chicago metropolitan area, experienced growth during 1996 as compared to 1995 in its suburban and association taxi cab business. The revenues generated by this line when expressed as a percentage of total premiums earned, increased from 40.1% in 1995 to 42.1% during 1996.

Commercial lines premiums decreased as a result of continuing price competition, especially in the workers' compensation and non-specialty commercial automobile products lines.

The 43% increase in revenues generated from personal lines was principally due to the continued expansion of this line, which was initiated in 1993. The greatest increase was in homeowners' insurance, which increased during 1996 by more than 112% over 1995.

Net investment income increased in 1996 primarily as a result of the 10% increase in interest earned on the Company's portfolio of fixed maturities and to slightly improved yields over 1995. Dividends earned decreased during 1996 due to the significant reduction in the common equity position during the year.

Other interest earned, largely on short term commercial paper decreased as a result of lower yields on these investments.

The increase in realized gains during 1996 was achieved as a result of the strong performance in the securities markets throughout the year. Additionally, management utilized the opportunity to realize losses on certain invested assets which had been previously written down which enabled the Company to take the realized loss on these securities for tax purposes and thereby achieve tax advantages.

Other income, which consists of interest and fees earned on premium finance activities, increased 46% during 1996 to $219,000 due entirely to the increase in the number of contracts financed.

The following table sets forth the Company's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                                  Statutory Combined Ratio          GAAP Combined Ratio
                                                   Year ended December 31,           Year ended December 31,
                                                   ------------------------          ------------------------
                                                   1996             1995             1996             1995
                                                   ----             ----             ----             ----
Losses                                              63.6%            63.3%            63.6%            63.3%
Loss Adjustment Expenses (LAE)                      17.1             16.3             17.1             16.3
                                                   -----            -----            -----            -----
Losses and LAE                                      80.7             79.6             80.7             79.6
Policy acquisition, other
   underwriting expenses                            21.2             20.7             20.6             19.2
                                                   -----            -----            -----            -----
         Total combined ratio                      101.8%           100.3%           101.3%            98.8%
                                                   =====            =====            =====            =====

Losses and loss adjustment expenses for 1996 increased over 1995 in about the same proportion as did premium revenues.

Transportation lines experienced a decrease in its losses and loss adjustment expense ratio from 90.0% for 1995 to 80.5% for 1996. This decrease is attributable to lower claims under taxi and limousine policies, as well as a 10% decrease in loss adjustment expenses.

The Commercial lines loss ratio increased from 70.2% in 1995 to 77.4% as a result of continuing higher losses and the continuing effects of aggressive competition resulting in lower premiums for the commercial lines business.

The increase in personal lines loss ratio is principally due to American Country experiencing its first catastrophic loss in July 1996 in its homeowners' insurance line.
Selling and general expenses increased $1.7 million or 13.5% in 1996 as compared to 1995 due primarily to the increase in acquisition expense as a result of increased premium revenues. Also, due to this increased premium volume, salaries and benefits expense increased 17.2% over the previous year.

ASSET PORTFOLIO REVIEW

At December 31, 1997, the Company's total assets of $162.7 million was comprised of the following: Cash and investments, 79.7%; reinsurance recoverables, 10.0%, premiums receivable, 4.3%; deferred expenses (policy acquisition costs and deferred taxes) 4.0%; fixed assets, .5%; and other assets, 1.5%.

The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of fixed income debt securities which are rated as investment grade with a carrying value of $115.5 million and constituting 97% of the Company's fixed maturity investments.

At December 31, 1997 and 1996, the Company's fixed asset maturity securities included mortgage-backed bonds of $15.4 million and $460,000, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments can cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster that expected will generate an increase in gain or yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

At December 31, 1997, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

S&P/Moody's Rating
------------------
                                   Amount
                                   Market         Percent of
                                   Value          Portfolio
                                   ------         ----------
AAA/Aaa
  (including US Treasuries
  of $20,520)                    $ 65,061             54.5%
AA/Aa                              17,617             14.7%
A/A                                24,781             20.7%
BBB/Bbb                             8,072              6.8%
All other                           3,945              3.3%
                                   ------         ----------
  Total                          $119,476            100.0%
                                   ======         ==========


LIQUIDITY AND CAPITAL RESOURCES

As a holding company, the Company receives cash principally through fees and dividends from subsidiaries and borrowings, certain of which are subject to dividend restrictions and regulatory approval. The ability of insurance companies to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for American Country are funds generated from insurance premiums, investment income, commissions and fee income, capital contributions from the Company and proceeds from the sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions and dividends to shareholders. The Company believes its sources of liquidity are sufficient to meet its cash requirements.

The Company maintains a liquid operating position and follows investment guidelines that are intended to provide acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and maintaining a sufficient margin of capital and surplus to ensure American Country's unimpaired ability to write insurance.

Cash flow generated from operations for the year ended December 31, 1997 and 1996 was $4.0 million and $7.4 million respectively, which amounts were adequate to meet all obligations during the periods. The decrease in cash flow for the year ended December 31, 1997 compared to the year ended December 31, 1996 is primarily related to the decrease in net income.

On July 28, 1997, the Company obtained a $7 million revolving loan credit facility under which it borrowed $4.8 million at an initial rate of 7.5% based upon LIBOR, payable quarterly, to fund a portion of the $40.3 million paid in connection with the Acquisition.

Under the terms of the revolving credit agreement, the Company may borrow up to $7 million at a floating rate of interest. The amount that may be borrowed under the agreement is reduced to $4.7 million at July 2000, $2.3 million at July 2001, and expires in July 2002. At December 31, 1997, the unused portion of the line of credit was $2.2 million. The weighted average interest rate on the outstanding line of credit was 7.5% as of December 31, 1997. Total interest expense and interest paid in 1997 was $161,000 and $129,000, respectively.

The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .3875 per annum of the unused line of credit. The Company is in compliance with all covenants of the agreement.

INCOME TAXES

The Company's federal income tax returns for all periods prior to the Acquisition were consolidated with those of its former owner. Income tax expenses were computed on a separate company basis.

For the period April 17, 1997, through July 29, 1997, American Country and Financial Services will file a consolidated return with its previous parent, American Country Holdings Corp.

Effective with the Acquisition, the Company will file its tax return on a consolidated basis with its subsidiaries.

REGULATION

In its ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC.
Companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                          Ratio of Total Adjusted Capital to
                             Authorized Control Level RBC
Regulatory Event               (Less Than or Equal to)
----------------          ----------------------------------

Company action level                    2*
Regulatory action level                 1.5
Authorized control level                1
Mandatory control level                 0.7

*Or, 2.5 with negative trend.


The ratios of total adjusted capital to authorized control level RBC for American Company were in excess of their required amounts at both December 31, 1997 and 1996.

The NAIC is currently in the process of recodifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed, statutory accounting practices, and may result in changes in the Company's insurance subsidiary's statutory surplus.

The purpose of these regulatory efforts at all levels is to improve the solvency of insurers. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.

IMPACT OF INFLATION

Property and casualty insurance premiums are established before the amount of losses and LAE, or the extent to which inflation may affect such expenses, are known. Consequently, American Country attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, American Country may be limited in raising its premiums commensurate with anticipated inflation, in which event American Country, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on American Country's investment portfolio with a corresponding effect on American Country's investment income.

FORWARD LOOKING STATEMENTS
The Company cautions readers regarding certain forward-looking statements contained in the foregoing and elsewhere and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical facts. In particular, statements using verbs such as "expect," "intend," "plan,"

"anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements also include but may not be limited to, statements relating to future plans, targets and objectives, financial results, cyclical industry conditions, government and regulatory policies, the uncertainties of the reserving process and the competitive environment in which the Company operates.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The Company disclaims any obligation to update forward-looking information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements on Page F-1.

                                     SUPPLEMENTAL DATA
Unaudited Quarterly Results of American Country Holdings Inc. and Subsidiaries

The following is a summary of unaudited quarterly results of operations for 1997 and 1996 (in thousands, except per share data):

                                               1997                                           1996
                            ------------------------------------------     ------------------------------------------
                            March 31    June 30    Sept. 30    Dec. 31    March 31    June 30     Sept. 30    Dec. 31
                            --------    -------    --------    -------    --------    -------     --------    -------
Net premiums earned          $14,823    $14,677     $15,397    $14,917     $15,231     $15,527     $15,015    $14,777
Total net investment           1,699      1,636       1,880      1,810       1,683       1,757       1,853      1,739
  income
Income before                  (478)      1,061         195      1,784       2,255       1,907       1,610      1,239
  income tax
Net income (loss)              (118)        642         297      1,248       1,521       1,248       1,404        852
Per share data:  Basic
earnings per
  common share                  0.00       0.02        0.01       0.04        0.04        0.04        0.04       0.02
Diluted earnings
  per common share              0.00       0.02        0.01       0.04        0.04        0.04        0.04       0.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 15, 1998 the Board of Directors of the Company, upon the advice of its Audit Committee, elected to not retain Ernst & Young LLP as its independent auditors, effective for fiscal year 1998. The decision to change accountants was based upon a cost analysis of services provided. There were no disagreements between management of the Company and the former accountants on any matters of accounting principles or practices, financial statement disclosures, or auditing scopes or procedures during the Company's two most recent fiscal years and any subsequent interim period through the date of dismissal. The accountant's reports on the financial statements of the Company for the 1996 and 1997 fiscal years were unqualified, not modified as to uncertainty, audit scope or accounting principles, and did not express any adverse opinion or disclaimer of opinion.

In addition, on January 15, 1998, the Audit Committee recommended, and the Board of Directors approved, the appointment of Coopers & Lybrand L.L.P. as the Company's new independent accountants, effective for fiscal year 1998. The selection of Coopers & Lybrand L.L.P. was through a request for proposal process with no consideration requested or made on the application of accounting principles, the type of audit opinion that might be rendered on the financial statements, or any other factor for reaching a decision as to accounting, auditing or financial reporting issues.

Prior to the Acquisition, Lazar, Levine & Company LLP was engaged as the Company's principal accountant to audit its financial statements. Lazar, Levine & Company LLP was replaced by Ernst & Young LLP effective July 29, 1997.

The reports of Lazar, Levine & Company LLP with respect to the Company's financial statements for the prior two fiscal years (which were included in the Annual Report on Form 10-K for the year ending December 31, 1996, but are not presented herein as a result of the reverse Acquisition) did not contain an adverse opinion or disclaimer of an opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, but in view of the acquisition by the Company of the assets of American Country and Financial Services, decided, upon the recommendation of its Board of Directors, it would be advisable to retain Ernst & Young LLP, American Country's independent auditors, as its independent auditors effective after the closing of the Acquisition.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information regarding directors and executive officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive Proxy Statement for its annual meeting of stockholders to be held on May 22, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 which is incorporated herein by reference.

                                PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ON FORM 8-K.

List of documents filed as part of this report.

(a)(1)    Financial Statements and Schedules.

          See List of Financial Statements and Financial Statement Schedules on page F-1.

(a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the index to Financial Statement Schedules on page FS-1 herein:

Schedule II    -    Condensed Financial Information of Registrant

Schedule IV    -    Reinsurance

Schedule V     -    Valuation and Qualifying Accounts

Schedule VI    -    Supplemental Information concerning
                    property/casualty operations

(b)       Reports on Form 8-K.

          There were no reports on Form 8-K filed in the fourth quarter of 1997.

(c) Exhibits. See Exhibit Index immediately following financial statement schedules.

(d)       Financial statements, fifty percent or less owned persons.
          Not applicable.

                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14 (a)(1) and (2), (c), and (d)

          LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FINANCIAL STATEMENT SCHEDULES

                     YEAR ENDED DECEMBER 31, 1997

                    AMERICAN COUNTRY HOLDINGS INC.

                           CHICAGO, ILLINOIS



Item 14.

     Schedule II    Condensed Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . F-2

                    Condensed Statement of Income . . . . . . . . . . . . . . . . . . . . F-3

                    Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . F-4

                    Condensed Statement of Stockholders' Equity . . . . . . . . . . . . . F-5

     Schedule IV    Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

     Schedule V     Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . F-8

     Schedule VI    Supplemental Information Concerning
                    Property/Casualty Insurance Operations. . . . . . . . . . . . . . . . F-9

     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . F-10

     Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-11

     Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . . . . . . F-13

     Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . . . . . . F-14

     Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . F-15

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . F-17

                              Schedule II
             Condensed Financial Information of Registrant
                    AMERICAN COUNTRY HOLDINGS INC.
                        Condensed Balance Sheet
                         (Parent Company Only)
                 (In Thousands, except par value data)

                          December 31, 1997
                          -----------------
ASSETS
------
Cash and cash equivalents                                 $   183
Investments in subsidiaries -
  American Country Insurance Company                       42,633
  American Country Financial Services Corp.                 1,659
Due from subsidiaries                                         169
Prepaid expenses                                               33
                                                          -------
                                                          $44,677
                                                          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Accrued expenses                                          $   477
Income taxes payable                                        2,814
Notes payable - from subsidiary                             1,310
Deferred income taxes                                         136
Note payable                                                4,800
                                                          -------
                                                            9,537
                                                          -------
Stockholders' equity:
Common stock                                                  320
Preferred stock                                                 -
Additional paid in capital                                 36,848
Net unrealized investment gains
 of subsidiaries                                            1,930
Unfunded pension loss                                        (854)
Retained earnings deficit                                  (3,104)
                                                          -------
   Total equity                                            35,140
                                                          =======
                                                          $44,677
                                                          =======
See notes to condensed financial statements.

         Condensed Financial Information of Registrant - Cont.
                    AMERICAN COUNTRY HOLDINGS INC.
                    Condensed Statements of Income
                         (Parent Company Only)
                            (In Thousands)

                For the period July 29, 1997
                            thru
                      December 31, 1997

REVENUES
Net investment income                             $    7
Management fees from subsidiaries                    250
                                                 -------
     Total Revenues                                  257
                                                 -------
EXPENSES
General and administrative expenses                  186
Interest expense                                     171
                                                 -------
     Total Expenses                                  357
                                                 -------
Loss before income tax benefit and
  equity in undistributed income of                 (100)
  subsidiaries
Income tax benefit                                   (47)
                                                 -------
Loss before equity in undistributed
  income of subsidiaries                             (53)
Undistributed income of subsidiaries               1,344
                                                 -------
Net income                                        $1,291
                                                 =======

See notes to condensed financial statements.

                            SCHEDULE II
     Condensed Financial Information of Registrant - Continued
                  American Country Holdings Inc.


                      Statement of Cash Flows
                         (Parent Company Only)
                          (In Thousands)

                           For the Period
                         July 29, 1997 thru
                          December 31, 1997



Net cash provided by operating activities              $        361

Investing Activities:
   Business combination-net of cash acquired               (31,862)
                                                        -----------
Net cash used by investing activities                      (31,862)

Financing activities:
  Proceeds from note payable                                  4,800
  Issuance of common stock                                   26,667
  Issuance of options and warrants                              217
                                                        -----------
Net cash provided by financing activities                    31,684
                                                        -----------
Cash at end of year                                     $       183
                                                        ===========

See notes to condensed financial statements.

                              Schedule II
         Condensed Financial Information of Registrant - Cont.
                    AMERICAN COUNTRY HOLDINGS INC.
              Condensed Statement of Stockholders' Equity
                         (Parent Company Only)
                            (In Thousands)
               For the period July 29, 1997 thru December 31, 1997

                                                 Addi-          Net                                    Total
                                                tional       Unrealized      Unfunded    Retained      Stock-
                           Number     Common    Paid-in     Investments      Pension     Earnings     holders'
                          Of Shares   Stock     Capital    Gains (Losses)      Loss      Deficit      Equity
                           -------    ------    -------    --------------    --------    --------    --------
Balance at beginning
  of period:
July 29, 1997 pre-
  acquisition                7,903      $ 79   $10,205           $--          $--        $(1,548)     $8,736
Adjustment for reverse
  acquisition                                                   3,398         (887)       (2,847)       (336)
Issuance of additional
  shares                    24,001       240     26,427           --            --         --         26,667
                           -------    ------    -------    --------------    --------    --------    --------
Adjusted beginning
  balance at
  July 29, 1997              31,904      319     36,632         3,398         (887)       (4,395)      35,067
Issuance of
  additional shares
  upon exercise of
  options and
  warrants                     132         1        216          --             --            --          217
Net income
  (for period from
  July 29, 1997 to
  December 31, 1997)            --        --        --           --             --         1,291        1,291
Change in pension
  liability, net of
  deferred taxes                --        --        --           --              33          --           33
Change in net
  unrealized gains              --        --        --         (1,468)           --          --        (1,468)
                           -------    ------    -------    --------------    --------    --------    --------
Balance at
  December 31, 1997         32,026      $320    $36,848        $1,930          $(854)    $(3,104)     $35,140
                           =======    ======    =======    ==============    ========    ========    ========

See notes to condensed financial statements.

                              Schedule II
         Condensed Financial Information of Registrant - Cont.
                    AMERICAN COUNTRY HOLDINGS INC.
                         (Parent Company Only)

Notes to Condensed Financial Statements

1. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2. As discussed in Note 1 to the consolidated financial statements, on July 29, 1997, the Registrant entered into a business combination with American Country Insurance Company ("American Country") that was accounted for as a reverse acquisition (the "Acquisition"). As a result, the historical financial statements of the Registrant prior to July 29, 1997 are those of American Country. The Registrant is the parent company of American Country only from the date of the Acquisition. Accordingly, the condensed financial statements of the parent company only included herein reflect the period from July 29, 1997 through December 31, 1997. The Company has presented a condensed statement of stockholders' equity for purposes of disclosing the beginning equity balances of the Registrant when it became the parent company of American Country.

                                    Schedule IV - Reinsurance
                         -----------------------------------------------
                         American Country Holdings Inc. and Subsidiaries
                                         (In Thousands)

                                    Col A.         Col. B           Col. C         Col. D         Col. E
                                    ------         ------           ------         ------         -------
                                                                                                Percentage
                                                  Ceded to          Assumed                      of Amount
                                                    Other         from Other         Net          Assumed
          Description               Direct        Companies        Companies       Amount         to Net
          -----------               ------        ---------       ----------       ------        ---------
Year ended
December 31, 1997
Premiums written:                $  67,576       $   8,338        $     840      $  60,078           1.4%
                                 =========       =========        =========      =========           ====
Year ended
December 31, 1996
Premiums written:                $  66,622       $   7,068        $   1,206      $  60,760           2.0%
                                 =========       =========        =========      =========           ====

Year ended
December 31, 1995
Premiums written:                $  62,860       $   7,354        $   2,038      $  57,544           3.5%
                                 =========       =========        =========      =========           ====


                                             Schedule V
                                  Valuation and Qualifying Accounts

                           American Country Holdings Inc. and Subsidiaries
                                            (In Thousands)

                                           Col. A          Col. B          Col. C          Col. D          Col. E
                                           ------          ------          ------          ------          ------
                                                         Charged to      Charged to          (A)
                                         Balance at         Costs           Other                        Balance at
                                          Beginning       Costs and       Accounts       Deductions        End of
Description                               of Period       Expenses       (Describe)      (Describe)        Period
-----------                               ---------       --------       ----------      ----------        ------
Year ended December 31, 1997
  Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts                   $(155)          $ (94)                         $  (16)         $ (265)
    Provision for possible
    uncollectible reinsurance
    recoveries

Year ended December 31, 1996
  Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts                   $ (22)          $ (84)                           $(49)        $  (155)
    Provision for possible
    uncollectible reinsurance
    recoveries

Year ended December 31, 1995
  Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts                   $  0           $ (72)                           $ 50         $  (22)
    Provision for possible
    uncollectible reinsurance
    recoveries




 (A) Amounts charged off less recoveries

                                Schedule VI - Supplemental Information
                          Concerning Property/Casualty Insurance Operations

                           American Country Holdings Inc. and Subsidiaries
                                            (In Thousands)


                   December 31,                                              Year Ended December 31,
 -------------------------------------------------    --------------------------------------------------------------------
Col. A   Col. B     Col. C     Col. D     Col. E     Col. F     Col. G         Col. H          Col. I     Col. J     Col. K
------   ------     ------     ------     ------     ------     ------         ------          ------     ------     ------

                                                                          Losses and Loss     Amortiza-
                   Reserves                                                  Adjustment       tion of
        Deferred  for Unpaid  Discount,                         Total         Expenses        Deferred  Paid Losses
         Policy   and Claim    if any,                           Net     Incurred Related to   Policy    and Loss
        Acquisi-  Adjustment Deducted in Unearned    Earned   Investment  Current   Prior     Acquisi-  Adjustment  Premiums
Period    tion     Expenses   Column C   Premiums   Premiums    Income     Year      Year    tion Costs  Expenses    Written
------  --------  ---------- ----------- --------   --------  ---------   ------    -----    ---------- ----------- --------
1997    $2,544     $99,087          -    $13,413   $59,814     $7,025   $53,613     $(464)    $9,104     $48,626    $60,078
1996     2,866      90,965          -     13,243    60,550      7,032    47,878       967      8,993      43,977     60,760
1995     2,971      81,633          -     12,969    56,909      6,465    48,382    (3,077)     8,119      37,216     57,544


                    Report of Independent Auditors


Board of Directors
American Country Holdings Inc.

We have audited the accompanying consolidated balance sheets of American Country Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a).
These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Country Holdings Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



          /s/Ernst & Young LLP
          ---------------------
          Ernst & Young LLP

Chicago, Illinois
February 24, 1998

            American Country Holdings Inc. and Subsidiaries

                      Consolidated Balance Sheets

                                                                                        DECEMBER 31
                                                                                    1997           1996
                                                                                    ----           ----
ASSETS                                                                                 (IN THOUSANDS)
Investments (NOTES 2 AND 3):
   Available-for-sale:
       Fixed maturities - At fair value (amortized cost:  1997 -
          $117,542,000; 1996 - $71,961,000)                                         $119,476      $  73,025
          Equity securities - At fair value (cost:  1997 -
          $1,487,000; 1996 - $9,393,000)                                               1,622          9,743
       Fixed maturities held-to-maturity - At amortized cost
       (fair value:  1996 - $27,895,000)                                                   -         27,677
   Mortgage loans                                                                          -          2,500
   Collateral loans                                                                        -             62
   Short-term investments                                                                  -          1,230
                                                                                    --------       --------
Total investments                                                                    121,098        114,237
Cash and cash equivalents                                                              8,499          9,868
Premiums receivable (net of allowance:  1997 - $265,000;
   1996 - $155,000)                                                                    7,021          5,762
Reinsurance recoverable                                                               16,254         12,900
Deferred income taxes                                                                  3,899          3,319
Deferred policy acquisition costs                                                      2,544          2,866
Accrued investment income                                                              1,765          1,917
Property and equipment                                                                   882            694
Other assets                                                                             699            227
                                                                                    --------       --------
Total assets                                                                        $162,661       $151,790
                                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                                      $  99,087      $  90,965
   Unearned premiums                                                                  13,413         13,243
   Note payable (NOTE 8)                                                               4,800              -
   Accrued expenses                                                                    4,388          4,404
   Income taxes payable                                                                2,694            365
   Other liabilities                                                                   3,139          2,376
                                                                                    --------       --------
Total liabilities                                                                    127,521        111,353





Commitments and contingent liabilities (NOTES 11 AND 12)
Stockholders' equity (NOTES 1 AND 7):
   Common stock - $.01 par value:
       Authorized - 60,000,000 shares
       Issued and outstanding - shares:  1997 - 32,036,000;
          1996 - 35,557,000                                                              320            356
   Preferred stock:  Authorized - 2,000,000 shares; Issued                                --             --
       and outstanding - 0 shares
   Additional paid-in capital                                                         36,848            621
   Net unrealized investment gains                                                     1,930            919
   Unfunded pension loss                                                                (854)          (887)
   Retained earnings (deficit)                                                        (3,104)        39,428
                                                                                    --------       --------
Total stockholders' equity                                                            35,140         40,437
                                                                                    --------       --------
                                                                                    $162,661       $151,790
                                                                                   =========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            American Country Holdings Inc. and Subsidiaries

                   Consolidated Statements of Income

                                                                      YEAR ENDED DECEMBER 31
                                                               1997            1996             1995
                                                               ----            ----             ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Premiums earned                                             $59,814         $60,550          $56,909
Net investment income                                         7,025           7,032            6,465
Net realized gains on investments                             1,613             915              222
Other income                                                    331             219              150
                                                           --------        --------         --------
Total revenues                                               68,783          68,716           63,746

LOSSES AND EXPENSES
Losses and loss adjustment expenses                          53,149          48,845           45,305
Amortization of deferred policy acquisition costs
                                                              9,104           8,993            8,119
                                                              3,968           3,867            3,066
Administrative and general expenses                        --------        --------         --------
Total losses and expenses                                    66,221          61,705           56,490
                                                           --------        --------         --------
Income before income taxes                                    2,562           7,011            7,256

Provision for income tax (NOTE 5):
  Current                                                     4,163           2,320            2,195
  Deferred (credit)                                          (3,670)           (334)              92
                                                           --------        --------         --------
                                                                493           1,986            2,287
                                                           --------        --------          -------
Net income                                                 $  2,069        $  5,025         $  4,969
                                                           ========        ========         ========
Basic and dilutive earnings per share                     $     .06       $     .14        $     .14
                                                           ========        ========         ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    American Country Holdings Inc. and Subsidiaries

                    Consolidated Statements of Stockholders' Equity
                                    (IN THOUSANDS)

                                                                                 NET
                                                                     ADDI-    UNREALIZED                          TOTAL
                                                                    TIONAL    INVESTMENT   UNFUNDED   RETAINED    STOCK-
                                               NUMBER      COMMON   PAID-IN     GAINS      PENSION    EARNINGS   HOLDERS'
                                              OF SHARES    STOCK    CAPITAL    (LOSSES)      LOSS    (DEFICIT)    EQUITY
                                              ---------    ------   -------   ----------   --------  ---------   --------
Balance at January 1, 1995                        2,500     $2,500     $621      $(2,060)    $     -   $32,790     $33,851
Adjusted for reverse acquisition (NOTES 1        33,057     (2,144)       -            -           -     2,144           -
and 7)
Net income                                             -         -        -            -           -     4,969       4,969
Change in net unrealized investment gains              -         -        -        4,247           -         -       4,247
Dividends to stockholders                              -         -        -            -           -    (3,000)     (3,000)
                                               --------   -------- --------     --------    --------  --------    --------
Balance at December 31, 1995                     35,557        356      621        2,187           -    36,903      40,067
Net income                                             -         -        -            -           -     5,025       5,025
Change in net unrealized investment gains              -         -        -       (1,268)          -         -      (1,268)
Dividends to stockholders                              -         -        -            -           -    (2,500)     (2,500)
Pension liability, net of deferred taxes               -         -        -            -        (887)        -        (887)
  (NOTE 9)                                     --------   -------- --------    ---------    --------  --------    --------
Balance at December 31, 1996                     35,557        356      621          919        (887)   39,428      40,437
Redemption of shares recognized as part of
  reverse acquisition                           (35,557)      (356)    (621)           -           -   (39,273)    (40,250)
Acquisition of Western Systems                    7,903         79   10,205            -           -    (5,328)      4,956
Issuance of additional shares                    24,001        240   26,427            -           -         -      26,667
Issuance of additional shares upon exercise
  of options and warrants                            132         1      216            -           -         -         217
Net income                                             -         -        -            -           -     2,069       2,069
Change in net unrealized investment gains              -         -        -        1,011           -         -       1,011
Change in pension liability, net of
  deferred taxes (NOTE 9)                              -         -        -            -          33         -          33
                                               --------   -------- --------     --------    --------  --------    --------

Balance at December 31, 1997                     32,036    $   320  $36,848      $ 1,930       $(854) $ (3,104)    $35,140
                                               ========   ======== ========     ========    ========  ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            American Country Holdings Inc. and Subsidiaries

                 Consolidated Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31
                                                                     1997             1996            1995
                                                                     ----             ----            ----
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                     $    2,069         $  5,025        $  4,969
Adjustments to reconcile net income to net
         cash provided by operating activities:
                 Change in premiums receivables and
                          reinsurance recoverables                 (4,613)          (6,203)            717
                 Change in reserve for unpaid losses
                          and loss adjustment expenses              8,122            9,332           8,424
                 Change in reserve for unearned premiums              170              274             459
                 Amortization of deferred policy
                          acquisition costs                         9,104            8,993           8,119
                 Deferred policy acquisition costs                 (8,782)          (8,888)         (8,831)
                 capitalized
                 Net realized gains on investments                 (1,613)            (915)           (222)
                 Provision for depreciation                           308              252             502
                 Other                                               (809)            (440)           (823)
                                                                 --------         --------        --------
Net cash provided by operating activities                           3,956            7,430          13,314

INVESTING ACTIVITIES
Fixed maturities - Available-for-sale:
         Purchases                                               (141,633)         (22,924)        (24,211)
         Sales                                                    109,759              592             208
         Maturities, calls, and prepayments                        10,038            5,965           1,338
Equity securities - Available-for-sale:
         Purchases                                                 (1,968)          (2,595)         (1,817)
         Sales                                                     10,646            5,193           6,884
Fixed maturities - Held-to-maturity:
         Purchases                                                      -             (482)         (3,388)
         Maturities, calls, and prepayments                         4,715            8,252           8,680
Net sales of short-term investments                                 1,230            3,314             166
Sale or maturity of other investments                               2,562            1,066           1,706
Property and equipment and other                                     (496)             (55)           (380)
Business combination - Net of cash acquired                       (31,862)               -               -
                                                                 --------         --------        --------
Net cash used by investing activities                             (37,009)          (1,674)        (10,814)





FINANCING ACTIVITIES
Proceeds from note payable                                          4,800                -               -
Issuance of common stock                                           26,667                -               -
Issuance of options and warrants                                      217                -               -
Dividends paid to stockholders                                          -           (2,500)         (3,000)
                                                                 --------         --------        --------
Net cash provided (used) by financing activities                   31,684           (2,500)         (3,000)
                                                                 --------         --------        --------
Net increase (decrease) in cash                                    (1,369)           3,256            (500)
Cash and cash equivalents at beginning of year                      9,868            6,612           7,112
                                                                 --------         --------        --------
Cash and cash equivalents at end of year                        $   8,499         $  9,868        $  6,612
                                                                =========         ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            American Country Holdings Inc. and Subsidiaries

              Notes to Consolidated Financial Statements


1.  ORGANIZATION

BUSINESS COMBINATION

On July 29, 1997, The Western Systems Corp. (Western Systems) acquired substantially all the assets and assumed substantially all the liabilities of American Country Insurance Company (American Country) and its wholly owned subsidiary, American Country Financial Services Corp. for a purchase price of $40,300,000 (the "Acquisition"). Financing for the Acquisition was provided by Western Systems' cash on hand, the issuance of Western Systems common stock, and a line-of-credit agreement. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. (ACHI or the Company) to better reflect its core property and casualty and premium finance businesses.

For financial reporting purposes, because certain former shareholders of the previous Parent of American Country acquired a 50% interest in the Company as a result of purchasing shares of common stock that were issued in connection with the Acquisition, the business combination has been accounted for as a reverse Acquisition whereby American Country was deemed to have acquired the Company. Financial statements for the Company for periods prior to the business combination date (July 29, 1997), are those of American Country. The operations of the Company are included in the accompanying financial statements from the date of the business combination.

The valuation of ACHI assets and liabilities were recorded at fair market value that is consistent with their historical book value based on the nature of the transaction. The following pro forma data is presented as if the Acquisition had occurred on January 1, 1996:


                                         YEAR ENDED DECEMBER 31
                                            1997        1996
                                            ----        ----
                                          (IN THOUSANDS, EXCEPT
                                             PER SHARE DATA)

        Revenues                         $68,783      $68,716
        Net income                         1,769        4,528
        Net income per share                 .05          .13

            American Country Holdings Inc. and Subsidiaries

NATURE OF OPERATIONS

American Country is a property and casualty insurance company, domiciled in the State of Illinois, which underwrites and markets specialty transportation, commercial, and personal lines of insurance. Transportation lines, principally liability and collision coverage for taxicabs and limousine companies in the city of Chicago and surrounding suburbs, accounted for approximately 43% of American Country's 1997 gross premiums written. Commercial lines, principally workers' compensation, multiperil and auto liability and physical damage accounted for approximately 44% of American Country's gross premiums written in 1997, and the related policies were marketed to artisan contractors and distributors, restaurants, and transportation companies. Personal lines, primarily auto and homeowners' policies, accounted for the balance. American Country Financial Services Corp. operates principally as a premium finance company. The Company classifies its business in one operating segment, property/casualty insurance.

Yellow Cab Company was an affiliate of American Country prior to December 31, 1996, and accounted for $10,972,000, $11,299,000, and
$11,080,000 of premiums earned in 1997, 1996, and 1995, respectively. In addition, included in premiums earned is $7,447,000, $7,590,000, and $6,179,000 in 1997, 1966, and 1995, respectively, related to Checker Taxi members.

Prior to January 3, 1997, Western Systems primarily operated under a franchise agreement with Transmedia Network, Inc. (Transmedia) which granted Western Systems the right to operate a franchise in California, Washington, Oregon, and certain parts of Nevada. The franchise provided the rights to receive food and beverage credits from restaurants that accept the Transmedia restaurant card. On January 3, 1997, Western Systems sold its Transmedia franchise. At July 29, 1997, Western Systems had no operating activities and its business consisted primarily of managing the cash and cash equivalents of Western Systems. Prior to the Acquisition, Western Systems was a public shell actively seeking a business combination with an operating business that would use its available cash.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and include the accounts and operations of ACHI and its wholly owned subsidiaries, American Country and ACFS. Significant intercompany accounts and transactions have been eliminated.

            American Country Holdings Inc. and Subsidiaries

USE OF ESTIMATES

The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

PREMIUM REVENUE

Premiums are earned pro rata over the terms of the policies. The reserve for unearned premiums is determined on a daily basis.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses (LAE) represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. Salvage and subrogation recoveries are accrued when the related losses are incurred.

REINSURANCE

Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been reported as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies.

DEFERRED POLICY ACQUISITION COSTS
Costs of acquiring new business, principally commissions and premium taxes, are deferred and amortized as the related premium is earned.

            American Country Holdings Inc. and Subsidiaries

INVESTMENTS

The Company follows Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires categorization of fixed maturities either as held to maturity, available for sale, or trading and equity securities as available for sale or trading.

Fixed maturities (bonds and redeemable preferred stocks) that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks and nonredeemable preferred stocks) are classified as available-for-sale and are reported at fair value. Unrealized gains and temporary unrealized losses on fixed maturities available for sale and equity securities are excluded from income and are recorded directly to stockholders' equity, net of related deferred income taxes. The Company has not classified any fixed maturity or equity securities as trading.

FASB Statement No. 115 allows companies to transfer securities between categories for events that are isolated, nonrecurring, and unusual that could not have been reasonably anticipated. Accordingly, in connection with the Acquisition, the Company chose to reclassify all held to maturity securities to available for sale. As a result, the Company transferred $23,000,000 of held to maturity fixed maturities to available for sale resulting in a $300,000 increase to unrealized investment gains. The Company no longer holds any fixed maturities as held to maturity.

Mortgage and collateral loans are carried at amortized cost. Short-term investments are carried at cost, which approximates fair value, and include investments with maturities of less than one year at the date of acquisition.

Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturities and mortgage loans, adjusted for any amortization of discount or premium, is recorded as income when earned and includes adjustments resulting from anticipated prepayments of collateralized mortgage obligations. Investment expenses are accrued as incurred. Realized investment gains or losses are computed using specific costs of securities sold, and include write-downs on investments having an other-than-temporary decline in value.

INCOME TAXES

American Country's federal income tax return was consolidated with Great Dane Holdings Inc. and subsidiaries for the years ending
December 31, 1995 and 1996, and for the period January 1, 1997 to

            American Country Holdings Inc. and Subsidiaries

April 16, 1997. Income tax expense during those periods was computed on a separate company basis.

For the period April 17, 1997 through July 29, 1997, American Country will file a consolidated return with its Parent, American Country
Holdings Corp. Effective with the Acquisition the Company will file its tax return on a consolidated basis with its subsidiaries.

Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

PROPERTY AND EQUIPMENT

Property and equipment, primarily data processing equipment and leasehold improvements, are reported at depreciated cost, with depreciation recorded on a straight-line basis with lives of five years for data processing equipment and a range of six to eleven years for leasehold improvements. Accumulated depreciation amounted to $2,853,000 and $2,545,000 at December 31, 1997 and 1996, respectively.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effect of options and warrants. Dilutive earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Earnings per share is calculated as follows (in thousands, except per share data):

            American Country Holdings Inc. and Subsidiaries

                                            YEAR ENDED DECEMBER 31
                                           1997      1996      1995
                                           ----      ----      ----

Net income                                $  2,069  $  5,025  $  4,969
                                          ========  ========  ========
Weighted average basic shares
outstanding                                 34,028    35,557    35,557
Shares for options and warrants                431         -         -
                                          --------  --------  --------
Dilutive shares outstanding                 34,459    35,557    35,557
                                          ========  ========  ========
Basic and dilutive earnings per share     $    .06  $    .14  $    .14
                                          ========  ========  ========

CASH FLOWS

Short-term investments, consisting principally of commercial paper which have a maturity of 90 days or less at date of purchase, are considered cash equivalents.

FINANCIAL INSTRUMENTS

Fair value for fixed maturity and equity securities is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services. Fair values of other financial instruments approximate their carrying values.

ACCOUNTING CHANGES

In 1997, the FASB issued Statement No. 128, "Earnings Per Share." The Company adopted this statement in its December 31, 1997 financial statements and has restated prior periods presented as required.
Implementation of this Statement did not have any effect on the Company's financial statements.

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1997. This Statement establishes standards for providing disclosures related to products and services, geographic area, and major customers. The Company anticipates adopting these statements in its 1998 financial statements as required. Implementation of these statements is not expected to have a material effect on the Company's financial statements.

            American Country Holdings Inc. and Subsidiaries

RECLASSIFICATION

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.  INVESTMENTS

The components of net investment income are as follows:


                                     YEAR ENDED DECEMBER 31
                                    1997      1996      1995
                                    ----      ----      ----
                                         (IN THOUSANDS)
Fixed maturities                   $6,724    $6,496    $5,719
Equity securities                     524       695       768
Short-term investments                678       356       473
Other                                 224       299       424
                                  --------  --------  --------
Gross investment income             8,150     7,846     7,384
Investment expenses                 1,125       814       919
                                  --------  --------  --------
Net investment income              $7,025    $7,032    $6,465
                                  ========  ========  ========

Realized gains on investments are as follows:

                                         YEAR ENDED DECEMBER 31
                                      1997      1996      1995
                                      ----      ----      ----
                                            (IN THOUSANDS)
Fixed maturities:
     Gross gains                    $1,053     $  61    $  100
     Gross losses                     (213)       (7)      (82)
Equity securities:
     Gross gains                       904       991       560
     Gross losses                     (131)     (130)     (356)
                                   -------   -------   -------
                                    $1,613      $915   $   222
                                   =======   =======   =======

            American Country Holdings Inc. and Subsidiaries

The components of net unrealized investment gains are as follows:

                                             YEAR ENDED DECEMBER 31
                                            1997     1996      1995
                                            ----     ----      ----
                                                 (IN THOUSANDS)

Fixed maturities available-for-sale         $1,934   $1,064   $2,665
Equity securities available-for-sale           135      350      700
Deferred tax charge                           (139)    (495)  (1,178)
                                           -------  -------  -------
Net unrealized investment gains (losses)    $1,930  $   919    2,187
                                           =======  =======  =======

In connection with the Acquisition, the tax basis of certain assets and liabilities changed. As a result, the deferred tax charge related to the net unrealized investment gains at December 31, 1997 of $139,000 does not represent the corporate federal income tax rate of 34%.

The changes in net unrealized investment gains (losses) are as follows:
                                             YEAR ENDED DECEMBER 31
                                            1997     1996      1995
                                            ----     ----      ----
                                                 (IN THOUSANDS)

Fixed maturities available-for-sale        $   870  $(1,601)  $4,221
Equity securities available-for-sale          (215)    (350)   2,399
Deferred tax credit (charge)                   356      683   (2,373)
                                           -------  -------  -------
Total                                       $1,011  $(1,268)  $4,247
                                           =======  =======  =======

The change in net unrealized investment gains (losses) on fixed maturities held-to-maturity was $(218,000), $(596,000), and $2,359,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

            American Country Holdings Inc. and Subsidiaries

The following is a summary of held-to-maturity securities and available-for-sale securities:

                                                                     GROSS UNREALIZED
                                                  AMORTIZED   -----------------------------
                                                    COST           GAINS          LOSSES       FAIR VALUE
                                                  ---------        -----          ------       ----------
                                                                  (IN THOUSANDS)
DECEMBER 31, 1997
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
         U.S. government                         $  21,105        $   233          $  10       $  21,328
         States and political subdivision           37,001            775             76          37,700
         Foreign governments                           249             11              -             260
         Corporate securities                       43,659          1,223            103          44,779
         Mortgage-backed securities                 15,528            149            268          15,409
                                                  --------       --------       --------        --------
Total fixed maturities                             117,542          2,391            457         119,476
Equity securities                                    1,487            137              2           1,622
                                                  --------       --------       --------       ---------
Total                                             $119,029         $2,528           $459        $121,098
                                                  ========       ========       ========       =========
DECEMBER 31, 1996
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
         States and political subdivisions       $  19,501        $   310          $  37       $  19,774
         Foreign governments                           248              5              -             253
         Corporate and other                        52,212          1,234            448          52,998
                                                  --------       --------       --------        --------
Total fixed maturities                              71,961          1,549            485          73,025
Equity securities                                    9,393            568            218           9,743
                                                  --------       --------       --------        --------
Total                                            $  81,354         $2,117           $703       $  82,768
                                                  ========       ========       ========        ========
HELD-TO-MATURITY SECURITIES
Fixed maturities:
         U.S. government and agencies           $    3,313        $   124          $  14      $    3,423
         States and political subdivisions           8,304             64             13           8,355
         Corporate and other                        16,002            173            118          16,057
         Mortgage-backed securities                     58              2              -              60
                                                  --------       --------       --------        --------
Total                                            $  27,677        $   363           $145       $  27,895
                                                  ========       ========       ========        ========

The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the

            American Country Holdings Inc. and Subsidiaries
right to call or prepay obligations with or without call or prepayment penalties.
                                            Amortized       Fair
                                              Cost          Value
                                            ---------       -----
                                             (IN THOUSANDS)

Due in one year or less                      $   1,584    $   1,596
Due after one year through five years           46,137       46,816
Due after five years through ten years          28,075       28,573
Due after ten years                             26,218       27,082
Mortgage-backed-securities                      15,528       15,409
                                              --------     --------
                                              $117,542     $119,476
                                              ========     ========

At December 31, 1997, investments in fixed maturities with an admitted asset value of $2,718,000 were on deposit with state insurance departments to satisfy regulatory requirements.

4.  REINSURANCE

Certain premiums and losses and LAE are assumed from, and ceded to, other insurance companies under various reinsurance agreements. Those agreements principally provide the Company with increased capacity to write larger risks and to maintain its exposure to loss within its capital resources.

Assumed and ceded reinsurance arrangements are summarized as follows:

                                  YEAR ENDED DECEMBER 31
                                 1997      1996      1995
                                 ----      ----      ----
                                      (IN THOUSANDS)
ASSUMED REINSURANCE
Premiums written              $     840  $  1,206    $2,038
Premiums earned                     862     1,344     1,921
Losses and LAE                      598       495     1,165
Losses and LAE reserves*          2,575     2,769     3,332
Unearned premium reserves *         264       286       424

CEDED REINSURANCE
Premiums written                  8,338     7,068     7,354
Premiums earned                   8,432     7,004     7,530
Losses and LAE                    6,261     7,184     3,929
Losses and LAE reserves*         15,114    11,515     7,051
Unearned premium reserves*          703       797       733

*As of year-end.

            American Country Holdings Inc. and Subsidiaries

The Company remains obligated for amounts reinsured in the event that reinsurers do not meet their obligations.

5.  FEDERAL INCOME TAXES

Reconciliation of the corporate federal income tax rate to the Company's effective income tax rates are as follows:

                                     YEAR ENDED DECEMBER 31
                                    1997      1996      1995
                                    ----      ----      ----
Corporate federal income tax rate    34%       35%       35%
Nontaxable investment income         (15)       (9)       (8)
State income taxes                     -         5         4
Other                                  -        (3)        -
                                    ----      ----      ----
Effective income tax rate            19%       28%       31%
                                    ====      ====      ====

In connection with the Acquisition, the tax basis of certain assets and liabilities changed. The current tax provision increased while the deferred tax provision decreased as a result of the change in tax basis.

            American Country Holdings Inc. and Subsidiaries

Significant components of the Company's deferred tax liabilities and assets are as follows:
                                                DECEMBER 31
                                              1997      1996
                                              ----      ----
                                             (IN THOUSANDS)
Deferred tax assets:
     Insurance reserves                    $4,497    $4,433
     Pension liability                        440       478
     Other - Net                              274       338
                                           ------    ------
Total deferred tax assetS                   5,211     5,249

Deferred tax liabilities:
     Policy acquisition costs                 865     1,003
     Unrealized investment gains              139       495
     Other - Net                              308       432
                                           ------    ------
Total deferred tax liabilities              1,312     1,930
                                           ------    ------
Net deferred tax assets                    $3,899    $3,319
                                           ======    ======

The nature of the Company's deferred tax assets and liabilities is such that the reversal pattern for these temporary differences should generally result in realization of the deferred tax assets.
Accordingly, no valuation allowance is considered necessary.

Taxes paid amounted to $1,410,000, $1,550,000, and $1,796,000 for
1997, 1996, and 1995, respectively.

            American Country Holdings Inc. and Subsidiaries

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

                                        YEAR ENDED DECEMBER 31
                                       1997      1996      1995
                                       ----      ----      ----
                                            (IN THOUSANDS)

Balance at January 1                  $90,965   $81,633   $73,209
     Less reinsurance recoverables     11,515     7,051     6,716
                                      -------   -------   -------
Net balance at January 1               79,450    74,582    66,493
Add net incurred claims related to:
     Current year                      53,613    47,878    48,382
     Prior years                         (464)      967    (3,077)
                                      -------   -------   -------
Total net claims incurred              53,149    48,845    45,305

Deduct net claims paid related to:
     Current year                      19,624    18,044    14,709
     Prior years                       29,002    25,933    22,507
                                      -------   -------   -------
Total net claims paid                  48,626    43,977    37,216
                                      -------   -------   -------

Net balance at December 31             83,973    79,450    74,582
     Plus reinsurance recoverables     15,114    11,515     7,051
                                      -------   -------   -------
Balance at December 31                $99,087   $90,965   $81,633
                                      =======   =======   =======

7.  STOCKHOLDER'S EQUITY

Statutory accounting practices prescribed or permitted for American Country by regulatory authorities differ from generally accepted accounting principles. American Country's statutory-basis capital and surplus was $34,555,000 and $34,080,000 at December 31, 1997 and 1996,
respectively, and American Country's statutory-basis net income was $2,590,000, $4,088,000, and $3,905,000 for the years ended
December 31, 1997, 1996, and 1995, respectively.

Property/casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of statutory capital and surplus maintained by a property/casualty insurance company is to be determined based on the various risk factors. At December 31, 1997, American Country exceeds the RBC requirements.

            American Country Holdings Inc. and Subsidiaries

The maximum amount of dividends that can be paid from American Country to ACHI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount available in 1998 is $3,455,000. American Country did not declare or pay dividends to ACHI during 1997.

In July 1997, the Company changed the par value of its common stock to $.01 per share from $.60 per share. The change in the par value of the common stock resulted in a decrease to common stock and a corresponding increase in additional paid-in capital and has been recorded retroactively in the accompanying consolidated balance sheets.

In connection with the Acquisition, the Company restated the number of shares of common stock outstanding as of January 1, 1995 to be consistent with the equivalent shares of common stock outstanding following the Acquisition. The restatement of common stock outstanding resulted in an increase to common stock and a corresponding decrease to retained earnings.

Also, in connection with the Acquisition, the Company sold and issued 16,000,000 shares of its common stock to certain former shareholders of the former Parent of American Country and 8,000,000 shares of its common stock to Frontier Insurance Group. The proceeds from the issuance of the common stock were $26,700,000.

At December 31, 1997, the Company had 2,057,000 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of common stock at a price of $1.83 per share through August 31, 1998.

8.  DEBT

In connection with the Acquisition, the Company entered into a line-of-credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 at a floating rate of interest. The amount of funds that may be borrowed under the agreement is reduced to $4,667,000 at July 2000, $2,333,000 at July 2001, and expires in July 2002. At December 31, 1997, the unused portion of the line of credit is $2,200,000. The weighted-average interest rate on the outstanding line of credit is 7.5% as of December 31, 1997. Total interest expense and interest paid in 1997 was $161,000 and $129,000, respectively.

The line-of-credit agreement contains various debt covenants including certain financial covenants and commitments fees, which are .3875% per annum of the unused line of credit.

            American Country Holdings Inc. and Subsidiaries

9.  EMPLOYEE BENEFITS

RETIREMENT PLAN

Substantially all salaried employees of the Company who are at least 21 years of age are eligible to participate in a 401(k) retirement plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company matches 25% of employee contributions up to a maximum of 8% of eligible compensation. Total contributions by the Company to the plan were $83,000, $76,000, and $73,000 in 1997, 1996, and 1995, respectively.

PENSION PLAN

Prior to December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by its former Parent. Benefits were based on the employee's length of service and wages and benefits, as defined by the plan. The former Parent's funding policy of the plan was generally to contribute amounts required to maintain funding standards in accordance with the Employee Retirement Income Security Act. Pension cost allocated to the Company amounted to $265,000 and $175,000 in 1996 and 1995, respectively.

In connection with the change in ownership discussed in Note 1, the plan was split up and a separate defined-benefit pension plan for the Company was established. Accordingly, effective December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by the Company. Benefits and funding for the new plan are consistent with the plan in which employees were previously participants.

Effective December 31, 1997, upon resolution by the board of directors, the plan is frozen.

A summary of the components of the net periodic pension cost for this new plan, for the year ending December 31, 1997, is as follows (in thousands):

             Service cost                           $258
             Interest cost                           192
             Actual return on plan assets           (101)
             Net amortized and deferral               24
                                                    ----
             Net periodic pension cost              $373
                                                    ====

The Company recognized a net accrued pension liability of $1,294,000 and $1,365,000 at December 31, 1997 and 1996, respectively, representing the unfunded portion of the separate plan as a result of

            American Country Holdings Inc. and Subsidiaries the split up of the previous pension plan. The net accrued pension liability also resulted in a decrease of $854,000 and $887,000 at December 31, 1997 and 1996, respectively, in stockholders' equity and a deferred tax asset of $440,000 and $478,000 at December 31, 1997 and 1996, respectively.

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets as of December 31 for the Company's defined-benefit pension plan:

                                                                            1997         1996
                                                                            ----         ----
                                                                              (IN THOUSANDS)
Actuarial present value of benefit obligations:
         Vested benefit obligation                                         $2,336       $1,902
                                                                           ======       ======
         Accumulated benefit obligation                                    $2,677       $2,208
                                                                           ======       ======
Projected benefit obligation                                               $2,677       $2,518
Plan assets (principally guaranteed investment
         contracts with insurance companies)                                1,383        1,247
                                                                           ------       ------
Projected benefit obligation in excess of plan assets                       1,294        1,271
Unrecognized net gain                                                           -          (23)
Unrecognized prior service cost                                                 -           (9)
Unrecognized net transition obligation                                          -          126
                                                                           ------       ------
Accrued pension liability                                                  $1,294       $1,365
                                                                           ======       ======

Prior to the determination to freeze the plan, the unrecognized net gain, prior service cost, and transition obligation were being amortized over a 15-year period. Other assumptions used in the calculation of the actuarial present value of the projected benefit obligation were as follows:

                                                          1997         1996
                                                          ----         ----
Assumed discount rate                                    7.00%         7.50%
Rate of compensation increase                            3.00          3.00
Expected long-term rate of return on plan assets         8.00          9.00


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to the defined-benefit plan and the 401(k) retirement plan, substantially all salaried employees of the Company are covered by a postretirement benefit plan. The plan is noncontributory and

            American Country Holdings Inc. and Subsidiaries provides medical and life insurance benefits for employees who retire after attaining age 62 with 25 years of service. The net periodic postretirement benefit cost was $70,000, $73,000, and $76,000 during 1997, 1996, and 1995, respectively. The accumulated postretirement benefit cost at December 31, 1997 and 1996, was $584,000 and $537,000, respectively.

10.  STOCK OPTION PLAN

Effective with the Acquisition, the Company obtained a Stock Option Plan (the Plan), as amended, under which options to purchase up to a maximum of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three-year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the Western System's stockholders agreed to an amendment to the Plan, whereby all options outstanding would become immediately exercisable, without regard to vesting provisions, upon the sale of the assets of the Company.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. As a result of the Plan amendment whereby the options were 100% vested prior to the Acquisition, there is no pro forma effect on net income and earnings per share for the Company, as any pro forma income statement impact would have been recorded by Western Systems prior to the Acquisition.


A summary of the Company's stock option activity and related information for the year ended December 31, 1997, consists of the following:

            American Country Holdings Inc. and Subsidiaries
        Notes to Consolidated Financial Statements (Continued)


                                                     WEIGHTED-
                                                      AVERAGE
                                                     EXERCISE
                                            OPTIONS    PRICE
                                            -------   ------

July 29, 1997 - Obtained
  through Acquisition                     474,000      $2.24
Canceled                                  (28,000)      1.34
Exercised                                 (56,000)      1.39
                                          -------      -----
Outstanding at December 31, 1997          390,000      $2.43
                                          =======      =====


A summary of options outstanding at December 31, 1997, is as follows:


                                      WEIGHTED-
                                       AVERAGE      WEIGHTED-
          RANGE OF       OPTIONS    REMAINING LIFE   AVERAGE
      EXERCISE PRICES  OUTSTANDING     (YEARS)    EXERCISE PRICE
           -----       -----------   ------------     -----

      $  .60             45,000          5.6          $  .60
        1.76 - 2.75     125,000          3.2            2.13
        2.76 - 3.75     220,000          5.9            2.97
      -------------     -------          ---            ----
      $  .60 - 3.75     390,000          4.3           $2.43
      =============     =======          ===            ====

All of the shares outstanding at December 31, 1997 are exercisable.

11.  COMMITMENTS

American Country leases office space and equipment under noncancelable operating leases expiring in various years through 2002. Certain of those leases provide for escalation based on increases in operating expenses and the Consumer Price Index. Rent expense was $870,000, $816,000, and $821,000 in 1997, 1996, and 1995, respectively.

            American Country Holdings Inc. and Subsidiaries

At December 31, 1997, future rental commitments under those leases are as follows (in thousands):

               1998                                    $   841
               1999                                        873
               2000                                        878
               2001                                        884
               2002                                        719
                                                        ------
                                                        $4,195
                                                        ======

12.  CONTINGENCIES

The Company is named as defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the reserves for losses and LAE. The Company's management believes that the resolution of those actions will not have a material adverse effect on the Company's financial position or results of operations.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass the majority of claim liabilities, various other nonfinancial instruments, or other assets related to the Company's business. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value disclosures.

The Company does not have any financial instruments held or issued for trading purposes. The carrying value and fair value of certain of the Company's financial instruments are as follows:

            American Country Holdings Inc. and Subsidiaries

                                               DECEMBER 31
                                         1997              1996
                                         ----              ----
                                   Carrying   Fair   Carrying   Fair
                                    Value    Value    Value    Value
                                   --------  -----   --------  -----
                                             (IN THOUSANDS)
ASSETS
Fixed maturities and equity
  securities (NOTE 3)              $121,098 $121,098 $110,445 $110,663
Mortgage loans on real estate             -        -    2,500    2,500
Collateral loans                          -        -       62       62
Cash, receivables, and
  short-term investments             15,520   15,520   16,860   16,860
Accrued investment income             1,765    1,765    1,917    1,917

LIABILITIES
Accrued expenses                      4,388    4,388    4,404    4,404

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN COUNTRY HOLDINGS INC.



                              By: /s/ Martin L. Solomon
                              ===================================
                                  Chairman of the Board and Chief
Executive Officer

Date:     March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title               Date


/s/Martin L. Solomon
=====================       Chairman of the Board,   March 31, 1998
Martin L. Solomon           Chief Executive Officer
                            and Director

/s/James P. Byrne
=====================       Treasurer, Vice          March 31, 1998
James P. Byrne              President, Chief
                            Financial Officer and
                            Principal Accounting
                            Officer

/s/Peter H. Foley
=====================       Director                 March 31, 1998
Peter H. Foley

/s/Herbert M. Gardner
=====================       Director                 March 31, 1998
Herbert M. Gardner

/s/William J. Barrett
=====================       Director                 March 31, 1998
William J. Barrett
                                                     March 31, 1998
/s/Edwin W. Elder           Director
=====================
Edwin W. Elder

/s/Wilmer J. Thomas, Jr.
=====================       Director                 March 31, 1998
Wilmer J. Thomas, Jr.

                             EXHIBIT INDEX

Exhibit
No.       Description
=======   ============================================================

3         ARTICLES OF INCORPORATION AND BY-LAWS

3.1       Amended and Restated Articles of Incorporation of the
          Company.

3.2       Amended and Restated By-Laws of the Company

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
          INCLUDING INDENTURES

4 Credit Agreement dated as of July 29, 1997 between the Company and The First National Bank of Chicago, individually and as agent, was filed with the Commission as Exhibit 4 to the Company's Report on Form 8-K dated August 31, 1997 and is incorporated herein by reference.
10        MATERIAL CONTRACTS

10.15a Asset Purchase Agreement dated April 30, 1997 by and among The Western Systems Corp. (the predecessor of the Company), American Country Insurance Company, American Country Financial Services Corp., American Country Holdings Corp., David R. Markin, Martin L. Solomon, Allan R. Tessler, Wilmer
          J. Thomas, Jr., Daniel R. DeLeo, Edwin W. Elder and Wayne R. Hannah, Jr. was filed with the Commission as Exhibit 10.15a to The Western Systems Corp.'s Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.

10.15b Amendment No. 1 to the Asset Purchase Agreement dated as of May 30, 1997 was filed with the Commission as Exhibit 10.15b to The Western Systems Corp.'s Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.

10.16 Investment Agreement, dated as of April 30, 1997 among The Western Systems Corp., Frontier Insurance Group, Inc., Martin L. Solomon, and Wilmer J. Thomas, Jr. was filed with the Commission as Exhibit 10.16 to The Western Systems Corp.'s Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.

10.17 Agreement dated as of April 30, 1997 among The Western Systems Corp., Frontier Insurance Group, Inc. William J. Barrett, Herbert M. Gardner,. Martin L. Solomon and Wilmer
          J. Thomas, Jr. to create executive committee was filed with the Commission as Exhibit 10.17 to The Western Systems Corp.'s Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.

Exhibit
No.       Description
=======   ============================================================


10.18 Agreement dated as of April 30, 1997 among The Western Systems Corp., William J. Barrett, Herbert M. Gardner, Martin L. Solomon and Wilmer J. Thomas, Jr. regarding fees for mergers and acquisition transactions was filed with the Commission as Exhibit 10.18 to The Western Systems Corp.'s Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.

21        SUBSIDIARIES OF THE REGISTRANT

21        Subsidiaries of American Country Holdings Inc.

23        CONSENTS OF EXPERTS AND COUNSEL

23        Consent of Ernst & Young LLP

27        FINANCIAL DATA SCHEDULE

27        Financial Data Schedule

99        ADDITIONAL EXHIBITS

99        American Country Holdings Inc. Safe Harbor Statement