Form 10-Q
period 1998-03-31
AMERICAN COUNTRY HOLDINGS INC
filed 1998-05-15
CIK 315411

======================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934
        For the quarterly period ended March 31, 1998
                                     OR

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934
        For the transition period from _______ to _______

                       Commission File Number 0-22922

                       AMERICAN COUNTRY HOLDINGS INC.
           (Exact Name of Registrant as specified in its charter)

             Delaware                           06-0995978
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

   222 North LaSalle Street, Chicago, Illinois  60601-1105
   (Address of principal executive office)      (Zip Code)

   Registrant's telephone number, including area code:  (312) 456-2000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [x]  Yes       [ ]  No

        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding May 11, 1998 was 32,009,438.

   ======================================================================

                       AMERICAN COUNTRY HOLDINGS INC.

                                                                     PAGE

                                    INDEX

   PART I - FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 1998, (Unaudited)
                  and December 31, 1997  . . . . . . . . . . . . . . .  3

                  Consolidated Statements of Income
                  (Unaudited) for the Three Months
                  Ended March 31, 1998 and 1997  . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows
                  (Unaudited) for the Three Months
                  Ended March 31, 1998 and 1997  . . . . . . . . . . .  5

                  Consolidated Statements of Stockholders'
                  Equity at March 31, 1998 (unaudited) and
                  December 31, 1997 and 1996 . . . . . . . . . . . . .  6

                  Notes to Consolidated Financial
                  Statements (Unaudited) . . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations  . . . . . . . . . . . . . . . 10

   PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . 15

        Item 2.   Changes in Securities  . . . . . . . . . . . . . . . 15

        Item 3.   Defaults upon Senior Securities  . . . . . . . . . . 15

        Item 4.   Submission of Matters to a
                  Vote of Security Holders . . . . . . . . . . . . . . 15

        Item 5.   Other Information  . . . . . . . . . . . . . . . . . 15

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15

   Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                       AMERICAN COUNTRY HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                                MARCH 31,            December 31,
                                                                                                  1998                  1997
                                                                                                  ----                  -----
                                                                                                    (IN THOUSANDS)
                                        ASSETS
     Investments:
       Available-for-sale
              Fixed maturities - At fair value
              (amortized cost:  1998 - $116,736,000;
              1997 - $117,542,000)                                                              $118,566              $119,476
              Equity securities - At  fair value
              (cost: 1998- $959,000; 1997-$1,487,000)                                              1,039                 1,622
                                                                                                 -------               -------
     Total investments                                                                           119,605               121,098

     Cash and cash equivalents                                                                     10328                  8499
     Premiums receivable (net of allowance: 1998 - $251,000; 1997 - $265,000)                      26549                  7021
     Reinsurance recoverable                                                                       17770                 16254
     Deferred income taxes                                                                          3844                  3899
     Deferred policy acquisition cost                                                               2859                  2544
     Accrued investment income                                                                      1798                  1765
     Property and equipment                                                                          952                   882
     Other assets                                                                                    836                   699
                                                                                                 -------               -------
                                                                                                $184,541              $162,661
                                                                                                ========              ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Unpaid losses and loss adjustment expense                                                 $95,383               $99,087
       Unearned premiums                                                                           34878                 13413
       Note payable                                                                                 7800                  4800
       Accrued expenses                                                                             7653                  4388
       Income taxes payable                                                                          281                  2694
       Other liabilities                                                                           2,361                 3,139
                                                                                                 -------               -------
     Total liabilities                                                                            148356                127521

     Commitments and contingent liabilities

     Stockholders' equity:
       Common stock  -  $.01 par value:
          Authorized - 60,000,000 shares
          Issued and outstanding - shares: 1998 32,043,000;
            1997 - 32,036,000                                                                        320                   320

       Preferred stock:  Authorized - 2,000,000 shares;
         Issued and outstanding - 0 shares                                                             0                     0
       Additional paid-in capital                                                                  36860                 36848
       Accumulated other comprehensive income                                                        929                  1076

     Retained earnings (deficit)                                                                  (1,924)               (3,104)
                                                                                                 -------               -------
                                                                                                  36,185                35,140
                                                                                                 -------               -------

                                                                                                $184,541              $162,661
                                                                                                ========              ========

     See Notes to the Consolidated Financial Statements.

                       AMERICAN COUNTRY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                            1998               1997
                                                                                            ----               ----

                                                                                          (in thousands,
                                                                                      except per share data)

     REVENUES:
     Net premiums earned                                                                   $13,129          $14,823
     Net investment income                                                                   1,747            1,700
     Net realized gains on investments                                                         373             (28)
     Other income                                                                              148              100
                                                                                           -------          -------

     Total revenues                                                                         15,397           16,595

     LOSSES AND EXPENSES:
     Losses and loss adjustment expenses                                                    10,177           13,570
     Amortization of deferred policy acquisition costs                                       3,026            3,081
     Administrative and general expenses                                                       540              422
                                                                                           -------          -------

     Total losses and expenses                                                              13,743           17,073
                                                                                           -------          -------

     Income before income taxes                                                              1,654            (478)
     Provision for income tax
       Current                                                                                 209             (85)
       Deferred                                                                                265            (275)
                                                                                           -------          -------
                                                                                               474            (360)
                                                                                           -------          -------

     Net income                                                                             $1,180           ($118)
                                                                                           =======          =======


     Basic and dilutive earnings per share                                                   $0.04            $0.00
                                                                                             =====            =====

     See Notes to the Consolidated Financial Statements

                       AMERICAN COUNTRY HOLDINGS INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                                   1998      1997
                                                   ----      ----

                                                   (in thousands)


   Net Cash used by operating activities          ($2,755)  ($1,681)

   INVESTING ACTIVITIES
   Fixed maturities - available-for-sale
      Purchases                                   (52,107)   (3,945)
      Sales                                        50,887         -
      Maturities, calls, and prepayments            2,391     1,055
   Equity securities - available-for-sale
      Purchases                                         -      (661)
      Sales                                             -         -
      Maturities, calls, and prepayments              602     1,213
   Fixed maturities - Held-to-maturity
      Purchases                                         -         -
      Sales                                             -         -
      Maturities, calls, and prepayments                -     1,790
   Net sale of short term investments                   -         2
   Sale or maturity of other investments                -        51
   Property, equipment and other                     (201)      (54)
                                                   ------    ------
   Net cash provided (used) by investing            1,572      (549)
   activities

   FINANCING ACTIVITIES
   Net proceeds from note payable                   3,000         -
   Exercise of options and warrants                    12         -
                                                   ------    ------
   Net cash provided by financing activities        3,012         0
                                                   ------    ------
   Net increase (decrease) in cash                  1,829    (2,229)
   Cash at beginning of period                      8,499     9,868
                                                   ------    ------
   Cash at end of period                           10,328    $7,639
                                                   ======    ======




   See Notes to the Consolidated Financial Statements

                            AMERICAN COUNTRY HOLDINGS INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                    (in thousands)

                                                                                            Accumulated
                                                                               Additional      Other      Retained      Total
                                                      Number of      Common      Paid-in   Comprehensive  Earnings  Stockholders'
                                                        Shares       Stock       Capital       Income    (Deficit)      Equity
                                                      ---------      ------    ----------   ------------ ---------  -------------
 Balance at January 1, 1996                             35,557        $356      $   621       $2,187      $36,903      $40,067
                                                       -------       -----      -------        -----       ------      -------
    Comprehensive income, net of tax:
      Net income                                            0           0            0             0        5,025        5,025
      Change in unrealized investments gains,
         (net of applicable income taxes of $ (682))        0           0            0        (1,268)          0       (1,268)
      Pension liability, net of deferred taxes              0           0            0          (887)          0         (887)
                                                                                               -----      ------      -------
           Total comprehensive income
                                                            0           0            0             0           0        2,870
    Dividends to stockholders                               0           0            0             0      (2,500)      (2,500)
                                                                                               -----      ------      -------
  Balance at December 31, 1996

                                                       35,557          356          621           32      39,428       40,437
                                                                                                                      -------
    Comprehensive income, net of tax:
      Net income                                            0           0            0             0       2,069        2,069
      Change in unrealized investments gains,
         (net of applicable income taxes of $ 1,963)        0           0            0         1,011           0        1,011
      Pension liability, net of deferred taxes              0           0            0            33           0           33
                                                                                               -----       -----      -------
           Total comprehensive income                       0           0            0             0           0        3,113
                                                                                                                      -------
    Redemption of shares recognized
        as part of reverse acquisition                (35,557)       (356)        (621)            0     (39,273)     (40,250)
    Acquisition of Western Systems                      7,903          79       10,205             0      (5,328)       4,956
    Issuance of additional shares                      24,001         240       26,427             0           0       26,667
    Issuance of additional shares upon
       exercise of options and warrants                   132           1          216             0           0          217
                                                      -------       -----      -------         -----      ------      -------

  Balance at December 31, 1997                         32,036         320       36,848         1,076      (3,104)      35,140
                                                                                               -----      ------      -------
    Comprehensive income, net of tax:
      Net income                                            0           0            0             0       1,180        1,180
      Change in unrealized investments gains,
         (net of applicable income taxes of $ (36))         0           0            0           (69)          0          (69)
      Pension liability, net of deferred taxes              0           0            0           (78)          0          (78)
                                                                                                                      -------
           Total comprehensive income                       0           0            0             0           0        1,033
                                                                                                                      -------
    Exercise of options and warrants                        0           0           12             0           0           12
                                                                                               -----      ------      -------

 Balance at March 31, 1998                             32,036        $320      $36,860          $929     ($1,924)     $36,185
                                                       ======        ====      =======          ====     =======      =======

                       AMERICAN COUNTRY HOLDINGS INC.

                                   PART I
                            FINANCIAL INFORMATION

              (See Financial Statements and Exhibits Attached)
               Notes to the Consolidated Financial Statements
                                 (Unaudited)


   A.   NATURE OF OPERATIONS

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services").

        American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a new company that was created to be a third-party administrator to handle claims processing for insureds. Although Professional Services has had no activities to date, it expects to begin operations at the end of the second quarter of 1998.

   B.   ACCOUNTING PRINCIPLES

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 31, 1998.

        Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

   C.   DEBT

        On March 30, 1998, the Company borrowed $7.8 million under a short-term note, of which $4.8 million was used to repay a loan facility the Company previously had and $3.0 million was used to pay a tax liability of the Company which resulted from the reverse acquisition of The Western Systems Corp. in July of 1997. On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $7.8 million at an initial interest rate of 6.47% to repay the short-term note. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .3875% per annum of the unused line of credit.

   D.   CAPITAL STOCK

        No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At March 31, 1998, the Company has 2,055,129 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 1998 (the "Old Warrants"). On May 11, 1998, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC") registering Company Common Stock and Class A Redeemable Common Stock Purchase Warrants (the "New Warrants"). Shortly after the Registration Statement is declared effective by the SEC, the Company intends to offer the holders of the Old Warrants an opportunity to exchange, for a limited period of time, each Old Warrant and $4.00 in cash for 2.19 shares of the Company's Common Stock and 2.19 New Warrants. Each New Warrant issued will entitle the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $3.25 through and including August 31,2001.

   E.   STOCK OPTION PLAN

        The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders agreed to an amendment to the Plan, whereby in the event of a sale of the assets of the Company, all options outstanding would become immediately exercisable without regard to any vesting provisions. At March 31, 1998, the Company had 405,199 options outstanding with exercise prices ranging from $0.60 per share to $3.75 per share.

   F.   REINSURANCE

        The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                                    March 31, 1998        December 31, 1997
                                                   -----------------------------------------
                                                              (In thousands)
     Ceded paid losses recoverable                     $ 1,304                   $   436
     Ceded unpaid losses and loss                       13,284                    15,114
       adjustment expenses ("LAE")
     Ceded unearned premiums                             3,182                       703
                                                       --------                 --------
    Total                                              $17,770                   $16,253
                                                       ========                 ========

              The reinsurance ceded components of the amounts relating to the accompanying statement of income was as follows:

                                   Three months ended March 31,
                                   1998                   1997
                                 -------------------------------
                                          (In thousands)
     Ceded premiums earned        $3,431                 $2,320
     Ceded incurred losses         1,446                  2,221
     Ceded incurred LAE               14                    163


              The effect of reinsurance on premiums written and earned for the three months ended March 31, 1998, and 1997 was as follows:

                                                  Three months ended March 31,
                                                 1998                       1997
                                                          (In Thousands)
                                               Premiums                    Premiums
                                               --------                    --------
                                          Written      Earned        Written        Earned
                                          -------      ------------------------------------
     Direct                               $37,901     $ 16,397       $37,870        $16,920
     Assumed                                  124          163           185            224
     Ceded                                 (5,910)      (3,431)       (2,222)        (2,320)
                                          --------    -------------------------------------
     Net                                  $ 32,115    $ 13,129       $35,833        $14,824
                                         =========    =====================================

     G.   ACCOUNTING CHANGES

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholder's equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains (losses) on securities. The new standard requires only additional disclosures in the consolidated financial statements, it does not affect the Company's financial position or results of operations.

        In 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for providing disclosures related to products and services, geographic area and major customers. In February 1998 the FASB issued Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company anticipates adopting these statements in its 1998 year-end financial statements as required. Implementation of these statements is not expected to have a material effect on the Company's financial statements.

   H.   INVESTMENTS

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

   Overview

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services").

        American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a new company that was created to be a third-party administrator to handle claims processing for insureds. Although Professional Services has had no activities to date, it expects to begin operations at the end of the second quarter of 1998.

   THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
   MARCH 31, 1997

        Overall premium revenues declined 11.4% in 1998 to $13.1 million from $14.8 million for the same period in 1997.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

   NET PREMIUMS EARNED
                                                Increase  (Decrease)
                          Three Months Ended       1998  to 1997
                               March 31,         ----------------
                            1998      1997       Amount    Percent
                            ----      ----       ------    -------
                                      (in thousands)
   Transportation lines   $ 7,189   $ 6,651     $    538       8.1%
   lines
   Commercial lines         5,881     6,082     (    201)    ( 3.3)
   Personal lines              59     2,090     (  2,031)    (97.2)
                         --------  --------     --------      ------
        Totals           $ 13,129  $ 14,823     ($ 1,694)    (11.4%)
                         ========  ========     ========     =======


        Compared to the first quarter in 1997, net premiums earned from transportation lines, which consists of taxi and limousine liability and physical damage insurance, increased by 8.1% to $7.2 million. Nearly all of the insurance business written by American Country for transportation lines generated premium revenue increases, especially the insurance business representing American Country's expansion outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished primarily by new underwriting programs in the states of Pennsylvania and Wisconsin.

        Net premiums earned from commercial lines decreased as a result of the continuing vigorous pricing competition industry-wide for this line. Most severely affected was workers' compensation insurance, which experienced a 15.6% decrease in 1998 to $3.2 million in premium revenues from $3.7 million for the same period in 1997. Somewhat offsetting this decrease was a 35% increase in Commercial Multiple Peril and a 6% increase for the auto liability insurance that is not classified as transportation.

        The decrease of 97% in Personal lines is due to the reinsurance agreement entered into with Ohio Casualty Insurance Company ("Ohio Casualty") effective January 1, 1998. Pursuant to the reinsurance agreement Ohio Casualty reinsures nearly all of American Country's personal lines business, thereby assuming responsibility for such business. As part of the reinsurance agreement Ohio Casualty receives nearly all of the premiums generated for this line of business. As a result, premium revenues from this source decreased from $2.1 million for the period ended 1997 to $59,000 for 1998.

        Investment income (net investment income and net realized gains on investments) increased approximately 27%, to $2.1 million as compared to $1.7 million for the same period 1997. Interest income decreased by $69,000 during 1998, resulting in total interest income earned of $1.9 million. Realized gains amounted to $373,000 for 1998 compared to a loss of $28,000 during the same period in 1997. In addition, costs relative to the investment activities of the Company decreased 38% resulting in savings of $116,000.

        Other income, which consists of interest and fees earned on the Company's premium financing activities and fees earned in connection with the reinsurance agreement with Ohio Casualty, increased 48% in the first quarter of 1998 to $148,000.

        Losses and loss adjustment expenses (LAE) decreased 25% or $3.4 million for the 1998 period, from $13.6 million during 1997 to $10.2 million for 1998, resulting in a loss ratio of 77.5% for 1998 compared to 91.5% for 1997. Much of the savings in LAE can be attributed to management's efforts to improve operating efficiencies.

        The loss ratio for the transportation line for 1998 declined to 76.3% compared to 83.3% for 1997. Although losses and loss adjustment expenses for transportation lines increased $915,000 or 18.2% over 1997, the increase was primarily due to increased loss activity as a result of the geographic expansion of this line and the corresponding increase in the volume of transportation business written and to additional losses incurred for the Chicago area programs.

        Commercial lines experienced a significant decline in both its losses and the resulting loss ratios during the 1998 quarter. The decrease, especially for workers' compensation and commercial multiple peril business, resulted in a loss ratio of 69.7% compared to 101.6% during 1997. This decrease can be attributed to better weather conditions in American Country's underwriting territories during the period as well as to the effects of the re-underwriting program inaugurated during the fourth quarter 1997.

        The decrease in Personal lines losses is the direct result of the reinsurance agreement with Ohio Casualty, referred to earlier, wherein 100% of American Country's losses incurred after December 31, 1997 are being assumed by Ohio Casualty on almost the entire book of personal lines business.

        Amortization of acquisition costs reflects a net decrease during the 1998 period of $55,000 due to reduced commission paid to producers, particularly in relation to the incentive profit sharing commission program which was redesigned effective January 1, 1998. This decrease was somewhat offset by commission expense incurred on particular transportation products which had not been subject to these costs in prior periods.

        General and administrative costs increased $24,000 in the 1998 period, primarily the result of increased costs for allowances due to managers and agents, exclusive of commissions.

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

        At March 31, 1998, the Company's total assets of $184.5 million was comprised of the following: Cash and investments, 71.4%; premiums receivable, 14.4%; reinsurance recoverables, 9.6%; deferred expenses (policy acquisition costs and deferred taxes) 3.6%; fixed assets, .5%; and other assets, .5%.

        The Company's subsidiaries seek to maintain liquid operating positions and follow investment guidelines and state regulations for investments that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet their obligations and, as to the Company's insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

        The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1998:

                                           Market   Percent of
                                            Value   Portfolio
                                           ------   ----------

            AAA/Aaa (including US
              Treasuries of $14,383)       $59,093     49.8%
            AA/Aa                           16,410     13.8%
            A/A                             28,592     24.1%
            BBB/Ba                           9,186      7.8%
            All other                        5,285      4.5%
                                           -------     ----
           Total                           $118,566    100.0%

        Cash flow used by operations for the quarter ended March 31, 1998, and 1997 was $2.7 million and $1.6 million, respectively, which were amounts adequate to meet all obligations during the periods. The increase in cash flow for the quarter ended March 31, 1998 as compared to the 1997 three month period is primarily related to proceeds from a

   $15 million revolving loan credit facility obtained by the Company.
   On March 30, 1998, the Company borrowed $7.8 million under a short-term note, of which $4.8 million was used to repay a loan facility the Company previously had and $3.0 million was used to pay a tax liability of the Company which resulted from the reverse acquisition of The Western Systems Corp. in July of 1997. On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $7.8 million at an initial interest rate of 6.47% to repay the short-term note. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .3875% per annum of the unused line of credit.

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

                                   PART II
                              OTHER INFORMATION

   Item 1.   Legal Proceedings

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

   Item 2.   Changes in Securities

        None.

   Item 3.   Defaults upon Senior Securities

        None.

   Item 4.   Submission of Matters to Vote of Security Holders

        None.

   Item 5.   Other Information

        None.

   Item 6.   Exhibits and Reports on Form 8-K

        a.   Exhibits:

             (27) Financial Data Schedule

        b.   Reports on Form 8-K:

             On January 22, 1998, the Company filed a Current Report on Form 8-K reporting the appointment of Coopers & Lybrand L.L.P. as principal accountants to the Company following Ernst & Young LLP's completion of the audit of the Company's financial statements for the year ended December 31, 1997.

             On April 9, 1998, the Company filed a Current Report on Form 8-K reporting that Ernst & Young LLP had completed its audit of the Company's financial statements for the two most recent fiscal years ended December 31, 1997 and 1996 and that Coopers & Lybrand LLP would be serving as auditors to the Company for the fiscal year ending December 31, 1998.

             On April 17, 1998, the Company filed a Current Report on Form 8-K/A to clarify and supplement the disclosure included in the Form 8-K filed on April 9, 1998.

                                  SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:     May 15, 1998

                                 American Country Holdings Inc.
                                      (Registrant)



                                 By:  /s/ Edwin W. Elder
                                      ==============================
                                      Executive Vice President, Chief
                                      Operating Officer, and Acting
                                      Chief Financial Officer