Form 10-Q
period 1998-06-30
AMERICAN COUNTRY HOLDINGS INC
filed 1998-08-14
CIK 315411

====================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934
        For the quarterly period ended June 30, 1998
                                     OR

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

             [x]  Yes       [ ]  No

        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding August 5, 1998 was 32,011,628.

   ====================================================================





                       AMERICAN COUNTRY HOLDINGS INC.

                                                                    PAGE
                                    INDEX

   PART I - FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets at
                  June 30, 1998 (Unaudited)
                  and December 31, 1997  . . . . . . . . . . . . . . .3
                  Consolidated Statements of Income
                  (Unaudited) for the Six Months and Three Months
                  Ended June 30, 1998 and 1997  . . . . . . . . . . . 4
                  Consolidated Statements of Cash Flows
                  (Unaudited) for the Six Months
                  Ended June 30, 1998 and 1997  . . . . . . . . . . . 5
                  Consolidated Statements of Stockholders'
                  Equity at June 30, 1998 (unaudited) and
                  December 31, 1997 and 1996 . . . . . . . . . . . . .6
                  Notes to Consolidated Financial
                  Statements (Unaudited) . . . . . . . . . . . . . . .8
        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations  . . . . . . . . . . . . . . 11

   PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . 19
        Item 2.   Changes in Securities  . . . . . . . . . . . . . . 19
        Item 3.   Defaults upon Senior Securities  . . . . . . . . . 19
        Item 4.   Submission of Matters to a
                  Vote of Security Holders . . . . . . . . . . . . . 19
        Item 5.   Other Information  . . . . . . . . . . . . . . . . 20
        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 20

   Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21



                       AMERICAN COUNTRY HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                                                     June 30,        December 31,
                                                                                       1998             1997
                                                                                       ----             ----
                                                                                              (IN THOUSANDS)
                                             ASSETS
         Investments:
            Available-for-sale
                   Fixed maturities - At fair value
                   (amortized cost:  1998 - $123,669,000;
                   1997 - $117,542,000)                                                $125,872          $119,476
                   Equity securities - At  fair value
                   (cost: 1998- $709,000; 1997-$1,487,000)                                  794             1,622
                                                                                        -------           -------
          Total investments                                                             126,666           121,098

          Cash and cash equivalents                                                       8,303             8,499
          Premiums receivable (net of allowance: 1998 - $269,000; 1997 - $265,000)       21,127             7,021
          Reinsurance recoverable                                                        17,420            16,254
          Deferred income taxes                                                           4,028             3,899
          Deferred policy acquisition cost                                                2,902             2,544
          Accrued investment income                                                       1,743             1,765
          Property and equipment                                                            936               882
          Other assets                                                                      915               699
                                                                                        -------           -------
                                                                                       $184,040          $162,661
                                                                                       ========          ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
          Liabilities:
            Unpaid losses and loss adjustment expense                                   $96,634           $99,087
            Unearned premiums                                                            29,410            13,413
            Note payable                                                                  7,800             4,800
            Accrued expenses                                                              6,179             4,388
            Income taxes payable                                                            241             2,694
            Other liabilities                                                             6,192             3,139
                                                                                        -------           -------
          Total liabilities                                                             146,456           127,521

          Commitments and contingent liabilities

          Stockholders' equity:
            Common stock  -  $.01 par value:
               Authorized - 60,000,000 shares
               Issued and outstanding - shares: 1998 32,043,000;
                 1997 - 32,036,000                                                           320              320

            Preferred stock:  Authorized - 2,000,000 shares;
              Issued and outstanding - 0 shares                                                0                0
            Additional paid-in capital                                                    36,860           36,848
            Accumulated other comprehensive income                                         1,360            1,076

          Retained earnings (deficit)                                                       (956)          (3,104)
                                                                                         -------          -------
                                                                                          37,584            35,140
                                                                                         -------           -------
                                                                                        $184,040          $162,661
                                                                                        ========          ========
           See Notes to the Consolidated Financial Statements.

                            AMERICAN COUNTRY HOLDINGS INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                          Six Months Ended June 30,      Three Months Ended June 30,
                                                           1998              1997          1998              1997
                                                           ----              ----          ----              ----

                                                                                  (in thousands
                                                                           except per share data)

     REVENUES:
          Net premiums earned                             $27,005           $29,500        $13,876          $14,677
          Net investment income                             3,588            3,335           1,841            1,636
          Net realized gains on investments                   589              (25)            216                2
          Other income                                        188              205              40              105
                                                          -------          -------          ------           ------

          Total revenues                                   31,370           33,015          15,973           16,420

          LOSSES AND EXPENSES:
          Losses and loss adjustment expenses              21,713           26,132          11,536           12,562
          Amortization of deferred policy                   4,767            5,043           1,741            1,961
           acquisition costs
          Administrative and general expenses               1,664            1,256           1,124              835
                                                          -------          -------          ------           ------

          Total losses and expenses                        28,144           32,431          14,401           15,358
                                                          -------          -------          ------           ------

          Income before income taxes                        3,226              583           1,572            1,061
          Provision for income tax
             Current                                          424              (29)            215               57
            Deferred                                          653               88             388              362
                                                           -------          -------          ------           ------
                                                            1,077               59             603              419
                                                           -------          -------          ------           ------

          Net income                                      $ 2,149          $   524          $  969           $  642
                                                          =======          =======          ======           ======

          Basic and dilutive earnings per share             $ .07            $ .02           $ .03            $ .02
                                                            =====            =====           =====            =====


          See Notes to the Consolidated Financial Statements



                                                  AMERICAN COUNTRY HOLDINGS INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)


                                                      Six Months Ended
                                                           June 30,
                                                        1998      1997
                                                        ----      ----
                                                        (in thousands)
        Net Cash used by operating activities          $1,982    $3,787
        INVESTING ACTIVITIES
        Fixed maturities - available-for-sale
           Purchases                                  (104,720)  (10,065)
           Sales                                        92,632        -
           Maturities, calls, and prepayments            6,475     2,957
        Equity securities - available-for-sale
           Purchases                                        -     (1,856)
           Sales                                            -        145
           Maturities, calls, and prepayments              852     1,463
        Fixed maturities - Held-to-maturity
           Purchases                                        -         -
           Sales                                            -         -
           Maturities, calls, and prepayments               -      2,745
        Sale or maturity of other investments              107        76
        Property, equipment and other                     (536)     (248)
                                                        ------    ------
        Net cash provided (used) by investing           (5,190)   (4,783)
        activities

        FINANCING ACTIVITIES
        Net proceeds from note payable                   3,000        -
        Exercise of options and warrants                    12        -
                                                        ------    ------
        Net cash provided by financing activities        3,012         0
                                                        ------    ------
        Net increase (decrease) in cash                   (196)     (996)
        Cash at beginning of period                      8,499     9,868
                                                        ------    ------
        Cash at end of period                           $8,303    $8,872
                                                        ======    ======
              See Notes to the Consolidated Financial Statements.




                                                  AMERICAN COUNTRY HOLDINGS INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                          (in thousands)


                                                                                   Accumulated
                                                                      Additional      Other      Retained      Total
                                             Number of      Common      Paid-in   Comprehensive  Earnings  Stockholders'
                                               Shares       Stock       Capital       Income    (Deficit)      Equity
                                             ---------      ------    ----------   ------------ ---------  -------------
      Balance at January 1, 1996               35,557        $356      $   621       $2,187      $36,903      $40,067
                                              -------       -----      -------        -----       ------      -------
         Comprehensive income, net of tax:
           Net income                               0           0            0             0        5,025        5,025
           Change in unrealized investments
              gains, (net of applicable income      0           0            0        (1,268)          0        (1,268)
            taxes of $ (682))
           Pension liability, net of deferred       0           0            0          (887)          0          (887)
              taxes                                                                     -----      ------      -------

                Total comprehensive income
                                                    0           0            0             0           0        2,870
         Dividends to stockholders                  0           0            0             0      (2,500)      (2,500)
                                                                                        -----      ------      -------
       Balance at December 31, 1996

                                               35,557          356          621           32      39,428        40,437
                                                                                                                -------
         Comprehensive income, net of tax:
           Net income                               0           0            0             0       2,069         2,069
           Change in unrealized investments gains,
              (net of applicable income taxes       0           0            0         1,011           0        1,011
              of $ 1,963)
           Pension liability, net of deferred       0           0            0            33           0           33
              taxes                                                                    -----       -----      -------

                Total comprehensive income          0           0            0             0           0        3,113
                                                                                                              -------
         Redemption of shares recognized
             as part of reverse acquisition   (35,557)       (356)        (621)            0     (39,273)      (40,250)
         Acquisition of Western Systems         7,903          79       10,205             0      (5,328)        4,956
         Issuance of additional shares         24,001         240       26,427             0           0        26,667
         Issuance of additional shares upon
            exercise of options and warrants      132           1          216             0           0           217
                                              -------       -----      -------         -----      ------       -------

       Balance at December 31, 1997            32,036         320       36,848         1,076       (3,104)      35,140
                                                                                       -----       ------      -------
         Comprehensive income, net of tax:
           Net income                               0           0            0             0       2,148         2,148
           Change in unrealized investments






               gains, (net of applicable            0           0            0           144           0          144
               income taxes of $ (74))
           Pension liability, net of deferred
               taxes                                0           0            0           (78)          0          (78)
           Other Changes                            0           0            0           218           0          218
                                                                                                              -------
                Total comprehensive income          0           0            0             0           0        2,432
                                                                                                              -------
         Exercise of options and warrants           7           0           12             0           0           12
                                                                                       -----      ------      -------

      Balance at June 30, 1998                 32,043        $320      $36,860        $1,360     $  (956)     $37,584
                                               ======        ====      =======          ====     =======      =======


   See Notes to the Consolidated Financial Statements.

                       AMERICAN COUNTRY HOLDINGS INC.

                                   PART I
                            FINANCIAL INFORMATION

              (See Financial Statements and Exhibits Attached)
               Notes to the Consolidated Financial Statements
                                 (Unaudited)


   A.   NATURE OF OPERATIONS

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance but is phasing out its activities in this area. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services was created to be a third-party administrator to handle claims processing for insureds, and it expects to begin operations during 1998.

   B.   ACCOUNTING PRINCIPLES

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        Operating results for the six-months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

   C.   DEBT

        On March 30, 1998, the Company borrowed $7.8 million under a short-term note, of which $4.8 million was used to repay a loan facility and $3.0 million was used to pay a tax liability which resulted from the reverse acquisition of The Western Systems Corp. in July of 1997. On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $7.8 million at an initial interest rate of 6.47% to repay the short-term note. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .3875% per annum of the unused line of credit.

   D.   CAPITAL STOCK

        No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At June 30, 1998, the Company had 2,055,129 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 1999.

   E.   STOCK OPTION PLAN

        The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. At June 30, 1998, the Company had 405,199 options outstanding, all of which are fully vested, with exercise prices ranging from $0.60 per share to $3.75 per share.

   F.   REINSURANCE

        The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                            June 30, 1998        December 31, 1997
                                          -----------------------------------------
                                                       (In thousands)
          Ceded paid losses recoverable       $   302                   $   436
          Ceded unpaid losses and loss         14,411                    15,114
            adjustment expenses ("LAE")
          Ceded unearned premiums               2,707                       703
                                             --------                  --------
         Total                                $17,420                   $16,253
                                             ========                  ========

              The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

                                        Six months ended June 30,
                                        1998                   1997
                                      -------------------------------
                                               (In thousands)

          Ceded premiums earned        $6,198                 $4,283
          Ceded incurred losses         2,583                  3,536
          Ceded incurred LAE              321                    134


          The effect of reinsurance on premiums written and earned for the six months ended June 30, 1998, and 1997 was as follows:

                                                       Six months ended June 30,
                                                      1998                       1997
                                                               (In Thousands)
                                                    Premiums                    Premiums
                                                    --------                    --------
                                               Written      Earned        Written        Earned
                                               -------      --------    -----------    ------------
          Direct                               $47,921     $ 32,628       $48,428        $33,364
          Assumed                                1,279          575           386            418
          Ceded                                 (8,202)      (6,198)       (4,196)        (4,283)
                                               --------    ----------   ------------    ------------
          Net                                  $ 40,998    $ 27,005       $44,618        $29,499
                                              =========    ==========   ============    ============

   G.   ACCOUNTING CHANGES

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive

   Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholder's equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains (losses) on securities. The new standard requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

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

        American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services was created to be a third-party administrator to handle claims processing for insureds, and it expects to begin operations during 1998.

   Three Months Ended June 30, 1998 compared to Three Months Ended
        June 30, 1997

        Overall premium revenues declined 5.4% in the second quarter of 1998 to $13.9 million from $14.7 million in the comparable period in 1997, reflecting the ceding of nearly all of American Country s Personal lines business as of January 1, 1998.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

   Net Premiums Earned
                                                Increase (Decrease)
                            Three Months Ended
                                 June 30             1998 to 1997
                            ================    ===================
                            1998      1997      Amount    Percent
                            ====      ====      ======    =======
                                      (in thousands)

   Transportation lines     $ 7,663   $ 6,978    $  685     9.8
   Commercial lines           6,175     5,532       643    11.6
   Personal lines                38     2,166    (2,127)  (98.2)
                            -------   -------   --------  ------
        Totals              $13,876   $14,676   ($  799)  ( 5.4%)
                            =======   =======   ========  =======


        Transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the second quarter of 1998 by 9.8% to $7.7 million. The major contributor to this increase was the geographic expansion of the Company s taxicab product outside of the Chicago metropolitan area into the states of Pennsylvania, Michigan and Wisconsin.

        Commercial lines experienced an increase of 11.6% to $6.2 million in the second quarter of 1998, the result of increased volume from commercial multi-peril, commercial automobile and workers compensation products.

        The decrease of 98% in Personal lines is due to the reinsurance agreement entered into with Ohio Casualty effective January 1, 1998, pursuant to which Ohio Casualty assumed nearly all of the Company s Personal lines business. As a result, net premiums earned for Personal lines decreased from $2.1 million in the second quarter of 1997 to $38,000 in the second quarter of 1998.

        Net investment income increased approximately 25.6%, to $2.0 million in the second quarter of 1998 as compared to $1.6 million in the comparable period in 1997. Realized gains amounted to $216,000 in the second quarter of 1998 compared to $2,000 in the comparable period in 1997. Interest income remained flat in the second quarter of 1998 due to continuing lower interest rates. In addition, due to the Company's engagement of two professional investment managers at the end of the third quarter in 1997, costs relative to the investment activities of the Company decreased 55%, resulting in savings of $206,000 in the second quarter of 1998 over the comparable period in 1997.

        Other income, which is net of other expenses, decreased 61.9% in the second quarter of 1998 as compared to the second quarter of 1997. Income produced from the Company's premium financing activities decreased from $105,000 in the second quarter of 1997 to $97,000 in the second quarter of 1998, a decrease of 7.7%. This decrease is attributable to the lower volume of financed premiums. Other expenses increased due to additonal expenses at the parent company, which were non-existent in 1997.

        Losses and loss adjustment expenses (LAE) decreased 8.2% or $1.0 million in the second quarter of 1998, from $12.5 million in the second quarter of 1997 to $11.5 million in the second quarter of 1998, resulting in a loss ratio of 83.1% in the second quarter of 1998 compared to 85.6% in the comparable period in 1997. Pure losses (that is, losses without LAE) decreased more than 6%, which is attributable to lower severity and frequency of claims than in the prior period. Much of the savings in LAE are attributable to the Company s continuing efforts to improve operating efficiencies. Management has streamlined the Company s operations and has invested over $400,000 in systems improvements. In addition, ceding the Personal lines business to Ohio Casualty resulted in both a reduction in staff (and related expenses) and reduced LAE.

        Losses and LAE for Transportation lines decreased $286,000 in the second quarter of 1998 or 4.4% over the comparable period in 1997, in part as a result of decreased LAE due to operating efficiencies, which were somewhat offset by an increase in frequency of claims resulting from the Company s geographic expansion of this line. Pure loss ratios for this line in the second quarter of 1997 were 71.7% compared to 65.5% in the comparable period in 1998.

        Commercial lines experienced a 30% increase in losses and LAE that resulted in a loss ratio of 89.4% in the second quarter of 1998 as compared to 76.9% in the comparable period in 1997. The increase was concentrated in the workers compensation and commercial automobile liability products and was due to an increase in the severity and frequency of claims in these lines.

        Personal lines experienced a 105.4% decreases in losses and LAE as a result of the reinsurance agreement pursuant to which Ohio Casualty assumed nearly all of the Company s Personal lines business as of January 1, 1998.

        Amortization of deferred policy acquisition costs decreased $220,000 in the second quarter of 1998 due to reduced commission expense incurred on Commercial and Personal lines, offset somewhat by increased policy acquisition costs related to the geographic expansion of the Company s transportation products.

        Administrative and general expenses, which includes interest expense, increased $289,000 or 34.6% in the second quarter of 1998. Although the Company experienced cost efficiencies in its operating areas, additional costs related to the holding company, including interest expense and legal and auditing fees, offset these savings. Interest expense, which totaled $126,000 in the second quarter of 1998, was nonexistent in 1997 as the Company did not have any borrowings.


   Six Months Ended June 30, 1998 compared to Six Months Ended June 30,
   1997

        Overall premium revenues declined 8.5% in the six months ended June 30, 1998 to $27.0 million from $29.5 million in the comparable period in 1997, reflecting the ceding of nearly all of American Country s Personal lines business as of January 1, 1998.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

   Net Premiums Earned
                                                Increase (Decrease)
                            Six Months Ended
                                 June 30,       1998 to 1997
                            ================    =============
                            1998      1997      Amount    Percent
                            ====      ====      =======   =======
                                      (in thousands)

   Transportation lines     $14,852   $13,629    $ 1,223    9.0%
   Commercial lines          12,056    11,614        441    3.8
   Personal lines                97     4,256    ( 4,158) (97.7)
                            -------   -------   --------- -------
        Totals              $27,005   $29,499   ($ 2,494) ( 8.5%)
                             ======    ======     ======   =====


        Transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the six months ended June 30, 1998 by 9% to $14.8 million over the comparable period in 1997. Nearly all the transportation programs offered by the Company generated premium revenue increases, especially those products representing the Company s expansion outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished by underwriting programs in the states of Pennsylvania, Michigan and Wisconsin.

        Commercial lines experienced an increase of 3.8% to $12.1 million in the six months ended June 30, 1998, the result of increased revenues from the commercial multi-peril and automobile products. However, the Company s worker s compensation products, which generated revenues of $6.5 million in the six months ended June 30, 1998, decreased 2.7% from $6.7 million in the comparable period in 1997.

        The decrease of 98% in Personal lines is a direct result of the reinsurance agreement entered into with Ohio Casualty effective January 1, 1998, in which Ohio Casualty has assumed nearly all of the Company s Personal lines business. As a result, premium revenues decreased from $4.3 million in the six months ended June 30, 1997 to $97,000 in the comparable period in 1998.

        Net investment income increased approximately 26%, to $4.2 million in the six months ended June 30, 1998, as compared to $3.3 million in the same period in 1997. Interest income decreased by $74,000 in the six months ended June 30, 1998, resulting in total interest income earned of $3.9 million. Realized gains amounted to $590,000 in the six months ended June 30, 1998 compared to a loss of $25,000 in the same period in 1997. In addition, in the six months ended June 30, 1998, costs relative to the investment activities of the Company decreased 48%, resulting in savings of $326,000 over the comparable period in 1997. These savings are attributable to the

   Company's engagement of two professional investment managers in the third quarter of 1997.

        Other income, which is net of other expenses, decreased 8.3% in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Income produced from the Company's premium financing activities decreased from $205,000 in the six months ended June 30, 1997 to $188,000 in the six months ended June 30, 1998, a decrease of 8.0%. This decrease is attributable to the lower volume of financed premiums. Other expenses increased due to additional expenses at the parent company, which were non-existent in 1997.

        Losses and loss adjustment expenses (LAE) decreased 16.9% or $4.4 million in the six months ended June 30, 1998, from $26.1 million in the comparable period in 1997 to $21.7 million in the six months ended June 30, 1998, resulting in a loss ratio of 80.4% in the six months ended June 30, 1998 compared to 88.6% in the comparable period in 1997. Pure losses (that is, losses without LAE) decreased more than 15%, which is attributable to lower severity and frequency of claims than in the prior period. Much of the 16% savings in LAE can be attributed to management s continuing efforts to improve operating efficiencies. In addition, ceding the Personal lines business to Ohio Casualty resulted in both a reduction in staff (and related expenses) and reduced LAE.

        Losses and LAE for Transportation lines increased $624,000 or 5.4% in the six months ended June 30, 1998, over the comparable period in 1997, in part due to an increase in frequency of claims resulting from the geographic expansion of this line and also to losses incurred for certain Chicago area programs. Loss ratios for this line in the six months ended June 30, 1997 were 84.2% compared to 81.5% in the comparable period in 1998.

        Commercial lines experienced a decline in losses and the resulting loss ratios in the six months ended June 30, 1998. The decrease was most significant in the workers compensation and commercial multiple peril products. The loss ratio was 79.9% in the six months ended June 30, 1998, compared to 89.8% in the comparable period in 1997. This decrease is attributable to better weather conditions in the Company s underwriting territories in the six months ended June 30, 1998, than in the comparable period of 1997, as well as to the effects of the re-underwriting program inaugurated during the fourth quarter of 1997, which contributed to the generation of higher premium volume and also to reduced LAE.

        Personal lines experienced a 100.4% decrease in losses and LAE as a result of the reinsurance agreement pursuant to which Ohio Casualty assumed nearly all of the Company s Personal lines business as of January 1, 1998.

        Amortization of deferred policy acquisition costs decreased $275,000 in the six months ended June 30, 1998. Although policy acquisition costs decreased for the Company s Commercial and Personal lines, policy acquisition costs for the Transportation lines reflect an increase due to the geographic expansion into new territories.

        Administrative and general expenses, which includes interest expense, increased $408,000, or 32.5% in the six months ended June 30, 1998. Although the Company experienced cost efficiencies in its operations, additional costs related to the holding company offset these savings. Interest expense totaled $219,000 in the six months ended June 30, 1998, and was nonexistent in the comparable period in 1997, due to the fact that the Company did not have any borrowings.

   Liquidity and Capital Resources

        The Company is a holding company, receiving cash principally through fees and dividends from its subsidiaries and borrowings, certain of which are subject to dividend restrictions and regulatory approval. The ability of insurance companies to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's insurance subsidiary are funds generated from insurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses and commissions.

        At June 30, 1998, the Company's total assets of $180.8 million was comprised of the following: Cash and investments, 75.6%; premiums receivable, 11.7%; reinsurance recoverables, 7.9%; deferred expenses (policy acquisition costs and deferred taxes) 3.8%; fixed assets, .5%; and other assets, .5%.

        The Company's insurance subsidiary seeks to maintain liquid operating positions and follow investment guidelines and state regulations for investments that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet its obligations and maintaining a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

        The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1998:
                                           Market    Percent of
             S&P/Moody s Ratings           Value     Portfolio
                                           ------    ----------
             AAA/Aaa (including US
               Treasuries of $17,300)      $68,589        54.5%
             AA/Aa                          14,708        11.7%
             A/A                            28,852        23.0%
             BBB/Ba                          9,876         7.8%
             All other                       3,847         3.0%
                                           -------        -----
             Total                         $125,872       100.0%



   Forward-Looking Statements

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

                                   PART II
                              OTHER INFORMATION

   Item 1.   Legal Proceedings

        There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject. The Company is subject to claims arising in the ordinary course of its business. Most of these lawsuits involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

   Item 2.   Changes in Securities

        None.

   Item 3.   Defaults upon Senior Securities

        None.

   Item 4.   Submission of Matters to Vote of Security Holders

        (a) The annual meeting of stockholders of American Country Holdings Inc. was held on May 22, 1998.

        (b)  All director nominees were elected.

        (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

             (1)  Election of Directors.

             Director            Votes Received      Votes Withheld

             Martin L. Solomon        22,062,479          76,761
             William J. Barrett       22,132,507           6,733
             Edwin W. Elder           22,132,507           6,733
             Peter H. Foley           22,132,507           6,733
             Wilmer J. Thomas, Jr.    22,132,507           6,733

             (2) Ratification of PriceWaterhouseCoopers LLP, formerly Coopers & Lybrand L.L.P. as the Company s independent auditors for the fiscal year ended December 31, 1998.

                                 VOTES CAST

          FOR           AGAINST         ABSTAIN      BROKER NONVOTE

      22,067,872         233            71,135             0

   Item 5.   Other Information

        None.

   Item 6.   Exhibits and Reports on Form 8-K

        a.   Exhibits:

             (27) Financial Data Schedule

        b.   Reports on Form 8-K:

             On April 9, 1998, the Company filed a Current Report on Form
   8-K reporting that Ernst & Young LLP had completed its audit of the Company's financial statements for the two most recent fiscal years ended December 31, 1997 and 1996 and that PriceWaterhouseCoopers LLP, formerly Coopers & Lybrand LLP would be serving as auditors to the Company for the fiscal year ending December 31, 1998. On April 17, 1998, the Company filed a Current Report on Form 8-K/A to clarify and supplement the disclosure included in the Form 8-K filed on April 9, 1998.

                                  SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:     August 14, 1998


                            AMERICAN COUNTRY HOLDINGS INC.
                            (Registrant)



                            By:  /s/ James P. Byrne
                                 ======================================
                                 Vice President and Chief Financial
                                 Officer