Form 10-Q
period 1998-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 1998-11-13
CIK 315411

======================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934
        For the quarterly period ended September 30, 1998

                                     OR

   [  ] Transition Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934 For the transition period from _______ to _______

                       Commission File Number 0-22922

                       AMERICAN COUNTRY HOLDINGS INC.
                    -------------------------------------
           (Exact Name of Registrant as specified in its charter)

                Delaware                         06-0995978
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification No.)

         222 North LaSalle Street, Chicago, Illinois      60601-1105
    ---------------------------------------------------------------------
         (Address of principal executive office)          (Zip Code)

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

        [x]  Yes  [  ] No

        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding November 2, 1998 was 32,012,442.

   ======================================================================





                       AMERICAN COUNTRY HOLDINGS INC.

                                                                    PAGE
                                    INDEX

   PART I - FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets at
                  September 30, 1998 (Unaudited)
                  and December 31, 1997  . . . . . . . . . . . . . . .  3

                  Consolidated Statements of Income
                  (Unaudited) for the Nine Months and Three Months
                  Ended September 30, 1998 and 1997  . . . . . . . . .  4

                  Consolidated Statements of Cash Flows
                  (Unaudited) for the Nine Months
                  Ended September 30, 1998 and 1997  . . . . . . . . .  5

                  Consolidated Statements of Stockholders'
                  Equity at September 30, 1998 (unaudited) and
                  December 31, 1997 and 1996   . . . . . . . . . . . .  6

                  Notes to Consolidated Financial
                  Statements (Unaudited) . . . . . . . . . . . . . .  . 7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . 10

   PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . 21
        Item 2.   Changes in Securities  . . . . . . . . . . . . . . . 21
        Item 3.   Defaults upon Senior Securities  . . . . . . . . . . 21
        Item 4.   Submission of Matters to a
                  Vote of Security Holders   . . . . . . . . . . . .   21
        Item 5.   Other Information  . . . . . . . . . . . . . . . .   21
        Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . 21

   Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                                  AMERICAN COUNTRY HOLDINGS INC.
                                                   Consolidated Balance Sheets
                                               (in thousands, except share amounts)
                                                           (Unaudited)
                                                                                          September 30,      December 31,
                                                                                              1998               1997
                                                                                              ----               ----
                                           ASSETS
    Investments:
       Available-for-sale
         Fixed maturities - At fair value (amortized cost: 1998 - $119,229;
           1997 - $117,542)                                                                    $123,478          $119,476
                                                                                                    401             1,622
         Equity securities - At fair value (cost: 1998 - $353; 1997 - $1,487)                  --------          --------
     Total investments                                                                          123,879           121,098
     Cash and cash equivalents                                                                   12,413             8,499
     Premiums receivable (net of allowance: 1998 - $294; 1997 - $265)                            14,684             7,021
     Reinsurance recoverable                                                                     17,445            16,254
     Deferred income taxes                                                                        2,802             3,899
     Deferred policy acquisition cost                                                             2,724             2,544
     Accrued investment income                                                                    1,848             1,765
     Property and equipment                                                                         867               882
     Other assets                                                                                 1,022               699
                                                                                               --------          --------
                                                                                               $177,684          $162,661
                                                                                               ========          ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Unpaid losses and loss adjustment expense                                                $97,235           $99,087
       Unearned premiums                                                                         21,409            13,413
       Note payable                                                                               9,300             4,800
       Accrued expenses                                                                           6,685             4,388
       Income taxes payable                                                                           0             2,694
       Other liabilities                                                                          3,421             3,139
                                                                                               --------          --------
     Total liabilities                                                                          138,050           127,521
     Commitments and contingent liabilities
     Stockholders' equity:
       Common stock - $.01 par value:
         Authorized - 60,000,000 shares
         Issued and outstanding - shares: 1998 - 32,045,214; 1997 - 32,036,000                      320               320
       Preferred stock: Authorized - 2,000,000 shares; Issued and
         outstanding - 0 shares)                                                                      0                 0
       Additional paid-in capital                                                                36,864            36,848
       Accumulated other comprehensive income                                                     2,371             1,076
       Retained earnings (deficit)                                                                   79            (3,104)
                                                                                               --------          --------
     Total Stockholders' equity                                                                  39,634            35,140
                                                                                               --------          --------
                                                                                               $177,684          $162,661
                                                                                               ========          ========
     See Notes to the Consolidated Financial Statements.

                                                  AMERICAN COUNTRY HOLDINGS INC.
                                                Consolidated Statements of Income
                                                           (Unaudited)

                                                                          Nine Months                          Three Months
                                                                      Ended September 30,                   Ended September 30,
                                                                      1998            1997                 1998            1997
                                                                      ----            ----                 ----            ----
                                                                                (in thousands, except per share data)
     REVENUES:
     Premiums earned                                                   $41,059        $44,897               $14,054        $15,397
     Net investment income                                               5,298          5,215                 1,710          1,880
     Net realized gains on investments                                   1,094            654                   505            679
     Other income                                                          287            304                    99            100
                                                                       -------        -------               -------        -------

     Total revenues                                                     47,738         51,070                16,368         18,056

     LOSSES AND EXPENSES:
     Losses and loss adjustment expenses                                33,675         40,360                11,962         14,228
     Amortization of deferred policy acquisition costs                   6,932          7,127                 2,165          2,084
     Administrative and general expenses                                 2,976          2,805                 1,312          1,549
                                                                       -------        -------               -------        -------

     Total losses and expenses                                          43,583         50,292                15,439         17,861
                                                                       -------        -------               -------        -------

     Income before income taxes                                          4,155            778                   929            195
     Provision for income tax
       Current                                                             347              1                   (77)            30
       Deferred                                                            625            (45)                  (28)          (132)
                                                                        ------         ------                ------         ------
                                                                           972            (44)                 (105)          (102)
                                                                        ------         ------                ------         ------

     Net income                                                         $3,183           $822                $1,034           $297
                                                                        ======         ======                ======           ====

     Basic and diluted earnings per share                               $0.10           $0.02                 $0.03          $0.01
                                                                        =====           =====                 =====          =====



     See Notes to the Consolidated Financial Statements

                                                  AMERICAN COUNTRY HOLDINGS INC.
                                               Consolidated Statement of Cash Flows
                                                           (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        1998                  1997
                                                                                        ----                  ----
                                                                                              (In Thousands)

     Net cash provided (used) by operating activities                                       ($677)                $2,757

     INVESTING ACTIVITIES
     Fixed maturities - available-for-sale:
        Purchases                                                                        (155,231)              (124,558)
        Maturities, calls, and prepayments                                                 11,273                  7,553
        Sales                                                                             143,186                 82,452
     Equity securities - available-for-sale:
        Purchases                                                                               -                (11,263)
        Maturities, calls, and prepayments                                                  1,238                  1,963
        Sales                                                                                   -                 13,666
     Fixed maturities- held-to-maturity:
        Maturities, calls, and prepayments                                                      -                  5,028
        Sales                                                                                   -                 22,641
     Sale or maturity of other investments                                                    180                     62
     Purchase of property, equipment, and other investments                                  (571)                  (329)
     Business combination-net of cash acquired                                                  -                (31,072)
                                                                                          -------                -------
     Net cash provided (used) by investing activities                                          75                (33,858)

     FINANCING ACTIVITIES
     Proceeds from notes payable                                                            4,500                  4,800
     Proceeds from the issuance of common stock                                                 -                 26,667
     Proceeds from the exercise of options and warrants                                        16                      -
                                                                                          -------                -------
     Net cash provided (used) by financing activities                                       4,516                 31,467
                                                                                          -------                -------
     Net increase (decrease) in cash                                                        3,914                    366
     Cash and cash equivalents at beginning of period                                       8,499                  9,868
                                                                                          -------
     Cash and cash equivalents at end of period                                           $12,413                $10,234
                                                                                          =======                =======

                                                  AMERICAN COUNTRY HOLDINGS INC.
                                         Consolidated Statements of Stockholders' Equity
                                                           (Unaudited)

                                                          (in thousands)
                                                                                        ACCUMULATED
                                                                           ADDITIONAL    OTHER      RETAINED      TOTAL
                                                       NUMBER OF   COMMON   PAID-IN   COMPREHENSIVE  EARNINGS  STOCKHOLDER'S
                                                        SHARES     STOCK    CAPITAL      INCOME     (DEFICIT)     EQUITY
                                                       --------    ------  ---------- -------------  --------- ------------
     Balance at January 1, 1996                         35,557      $356       $621       $2,187     $36,903      $40,067
       Comprehensive income, net of tax:
         Net income                                          0         0          0            0       5,025        5,025
         Change in unrealized investments gains,
         (net of applicable income taxes of $ (682))         0         0          0       (1,268)          0       (1,268)
         Pension liability, net of deferred taxes            0         0          0         (887)          0         (887)
                                                       -------      ----    -------       ------      ------      -------
          Total comprehensive income                         0         0          0       (2,155)      5,025        2,870
       Dividends to stockholders                             0         0          0            0      (2,500)      (2,500)
                                                       -------      ----    -------       ------      ------      -------
     Balance at December 31, 1996                       35,557       356        621           32      39,428       40,437
       Comprehensive income, net of tax:
         Net income                                          0         0          0            0       2,069        2,069
         Change in unrealized investment gains,
           (net of applicable income taxes of $1,963)        0         0          0        1,011           0        1,011
         Pension liability, net of deferred taxes            0         0          0           33           0           33
                                                       -------      ----    -------       ------      ------      -------
          Total comprehensive income                         0         0          0        1,044       2,069        3,113
       Redemption of shares recognized
         as part of reverse acquisition                (35,557)     (356)      (621)           0     (39,273)     (40,250)
       Acquisition of Western Systems                    7,903        79     10,205            0      (5,328)       4,956
       Issuance of additional shares                    24,001       240     26,427            0           0       26,667
       Issuance of additional shares upon
         exercise of options and warrants                  132         1        216            0           0          217
                                                       -------      ----    -------       ------      ------      -------
     Balance at December 31, 1997                       32,036       320     36,848        1,076      (3,104)      35,140
       Comprehensive income, net of tax:
         Net income                                          0         0          0            0       3,183        3,183
         Change in unrealized investments gains,
          (net of applicable income taxes of $758)           0         0          0        1,470           0        1,470
         Pension liability, net of deferred taxes            0         0          0          (78)          0          (78)
         Other Changes                                       0         0          0          (97)          0          (97)
                                                       -------      ----    -------       ------      ------      -------
          Total comprehensive income                         0         0          0        1,295       3,183        4,478
       Exercise of options and warrants                      9         0         16            0           0           16
                                                       -------      ----    -------       ------      ------      -------
     Balance at September 30, 1998                      32,045      $320    $36,864       $2,371         $79      $39,634
                                                       =======      ====    =======       ======         ===      =======

                       AMERICAN COUNTRY HOLDINGS INC.

                                   PART I
                            FINANCIAL INFORMATION

              (See Financial Statements and Exhibits Attached)
               Notes to the Consolidated Financial Statements
                                 (Unaudited)


   A.   NATURE OF OPERATIONS

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of a focused book of commercial property and casualty insurance. American Country concentrates on types of insurance in which it has a special expertise: transportation, restaurant and artisan contractor lines. American Country also wrote personal lines auto and homeowners insurance but has largely phased out its activities in this area. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services was created to be a third-party administrator to handle claims processing for insureds, and it expects to begin operations during 1999.

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

        Operating results for the nine-months period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

   C.   DEBT

        On March 30, 1998, the Company borrowed $7.8 million of short-term debt, of which $4.8 million was used to repay a loan facility and $3.0 million was used to pay a tax liability which resulted from the reverse acquisition of The Western Systems Corp. in July of 1997. On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $7.8 million at an initial interest rate of 6.47% to repay the short-term debt. The Company has borrowed an additional $1.5 million (of which $1.3 million was used to repay a loan to the Company from Financial Services and the remaining $200,000 was used to pay expenses) under the revolving loan credit facility at an interest rate of 6.47% for
   operational purposes.   The line of credit agreement contains various
   debt covenants including certain financial covenants and commitment fees, which are .25% per annum of the unused line of credit.

   D.   CAPITAL STOCK

        No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At
   September 30, 1998, the Company had 2,055,129 warrants outstanding. Each warrant allows the holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 1999.

   E.   STOCK OPTION PLAN

        In connection with the change in ownership of the Company in July 1997, the Company obtained a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. At September 30, 1998, the Company had 401,996 options outstanding, all of which are fully vested, with exercise prices ranging from $0.60 per share to $3.75 per share.

   F.   REINSURANCE

        The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                  September 30, 1998 December 31, 1997
                                  ------------------ -----------------

   Ceded paid losses recoverable           $519              $437
   Ceded unpaid losses and loss          15,128            15,114
   adjustment expenses ("LAE")
   Ceded unearned premiums                1,798               703
                                        -------           -------
   Total                                $17,445           $16,254
                                        =======           =======


        The components of the reinsurance ceded relating to the accompanying statements of income were as follows:


                                   Nine months ended September 30,
                                       1998                1997
                                       ----                ----
                                            (In thousands)
    Ceded premiums earned            $8,777               $6,475
    Ceded incurred losses             6,157                5,365
    Ceded incurred LAE                  305                  207


        The effect of reinsurance on premiums written and earned for the nine months ended September 30, 1998, and 1997 was as follows:

                                Nine months ended September 30,
                                 1998                     1997
                                 ----                     ----
                                         (In thousands)

                               Premiums                 Premiums
                               --------                 --------
                         Written      Earned      Written       Earned
                         -------      ------      -------       ------

   Direct              $55,631      $48,641      $58,265      $50,726
   Assumed               2,201        1,195          628          646
   Ceded                (9,872)      (8,777)      (6,677)      (6,475)
                       -------      -------      -------      -------
   Net                 $47,960      $41,059      $52,216      $44,897
                       =======      =======      =======      =======

   G.   ACCOUNTING CHANGES

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholder's equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains (losses) on securities. The new standard requires only modifications to the Consolidated Statements of Stockholders' Equity, which modifications have been made, and does not affect the Company's financial position or results of operations.

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

   OVERVIEW

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("Professional Services").

        American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of a focused book of commercial property and casualty insurance. American Country concentrates on types of insurance in which it has a special expertise: transportation, restaurant and artisan contractor lines. American Country also writes personal lines auto and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services was created to be a third-party administrator to handle claims processing for insureds, and it expects to begin operations during 1999.

   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

        Overall premium revenues declined 8.7% in the third quarter of 1998 to $14.1 million from $15.4 million in the comparable period in 1997, reflecting the ceding of nearly all of American Country's Personal lines business as of January 1, 1998, which was partially offset by increased business in Transportation lines.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

   NET PREMIUMS EARNED

                             Three Months Ended     Increase (Decrease)
                                September 30,          1998 to 1997
                             ------------------     -------------------
                              1998        1997       Amount     Percent
                              ----        ----       ------     -------
                                           (in thousands)
   Transportation lines      $ 8,067     $ 7,072    $   995        14.1%
   Commercial lines            5,925       6,111     (  186)       (3.0)
   Personal lines                 62       2,215    ( 2,153)      (97.2)
                             -------     -------    --------     -------

        Totals               $14,054     $15,398    ($1,344)     ( 8.7%)
                             =======     =======    ========     =======


        Net premiums earned from Transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the third quarter of 1998 by 14.1% to $8.1 million. The increase is due primarily to the geographic expansion of the marketing of the Company's taxicab products into the states of Indiana, Michigan, Pennsylvania and Wisconsin.

        Commercial lines premiums decreased 3.0% to $5.9 million in the third quarter of 1998 due to decreased volume from the Company's commercial multi-peril, commercial automobile and workers' compensation products. This decrease is a result of continuing pricing pressure being experienced throughout the insurance industry for these lines of business and the re-underwriting program implemented in 1998.

        The decrease of 97.2% in Personal lines premiums is due to the agreement effective January 1, 1998, pursuant to which Ohio Casualty Insurance Company assumed nearly all of the Company's Personal lines' business. As a result, premiums decreased from $2.2 million in the third quarter of 1997 to $62,000 in the third quarter of 1998.

        Net investment income decreased approximately 9.1% in the third quarter of 1998 as compared to the comparable period in 1997 due to decreased interest rates on the Company's fixed maturity portfolio. Realized gains amounted to $505,000 in the third quarter of 1998 compared to $679,000 during the comparable period in 1997. These decreases were offset in part by savings in the costs of the investment activities of the Company. The savings were the result of the Company's engagement of professional investment managers at the end of the third quarter in 1997.

        Other income, which consists primarily of interest and fees earned on the Company's premium financing activities decreased 0.2% in the third quarter of 1998 due to the lower volume of financed premiums.

        Losses and loss adjustment expenses (LAE) of the Company decreased 15.9% or $2.3 million in the third quarter of 1998, from $14.2 million in the third quarter of 1997 to $11.9 million in the third quarter of 1998, resulting in a loss ratio of 85.1% in the third quarter of 1998 compared to 92.4% in the third quarter of 1997. Pure losses (that is, losses without LAE) decreased more than 17%, which is attributable to lower severity and frequency in claims than in the comparable prior period. Much of the savings in LAE are attributable to the Company's continuing efforts to improve operating efficiencies. Management has streamlined the Company's operations and upgraded its computer system in the first quarter of 1998. In addition, there are ongoing savings resulting from a reduction in staff in the fourth quarter of 1997 in connection with reinsuring nearly all of the Personal lines' business.

        Losses and LAE for Transportation lines increased $165,000 in the third quarter of 1998 or 2.6% over the comparable period in 1997 as a result of a higher number of claims due to the additional premium volume primarily due to the geographic expansion of this line outside of the Chicago Metropolitan area.

        Commercial lines experienced a 13.4% decrease in losses and LAE that resulted in a loss ratio of 87.1% in the third quarter of 1998 compared to 97.5% in the comparable period in 1997. The decrease is due to savings in the Company's workers' compensation and commercial automobile liability products, which is attributable to better weather conditions in the Company's underwriting territories and the Company's re-underwriting program implemented in 1998.

        The 82.5% decrease in Personal lines' losses and LAE is the result of reinsuring nearly all of the Company's Personal lines' business as of January 1, 1998.

        Amortization of deferred policy acquisition costs increased slightly during the third quarter of 1998 as a result of increased policy acquisition costs related to the geographic expansion of the Company's Transportation lines. The increase was slightly offset by reduced commission expense incurred on the Company's Commercial and Personal lines'.

        Administrative and general expenses, including interest on borrowed funds, decreased $237,000, or 15.3% in the third quarter of 1998, primarily due to cost reductions in the Company's operations partially offset by additional legal and accounting expenses related to the holding company. Interest and other expense, which totaled $178,000 in the third quarter of 1998 was $185,000 in the comparable period of 1997. The increase in interest expense is due to increased borrowing in the third quarter of 1998 as compared to the same period in 1997. The increase in other expenses is due to the Company's ceding of its Personal lines in early 1998.

        The Company made an election under Section 847 of the Internal Revenue Code of 1986, as amended, which resulted in a tax savings of $105,000 for the period.

   NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

        Overall premium revenues declined 8.5% in the nine months ended September 30, 1998 to $41.1 million from $44.9 million in the comparable period in 1997, reflecting the ceding of nearly all of American Country's Personal lines business as of January 1, 1998, which was partially offset by increased business in the Company's other lines.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

   NET PREMIUMS EARNED

                              Nine Months Ended     Increase (Decrease)
                                September 30,          1998 to 1997
                              -----------------     -------------------
                              1998        1997       Amount     Percent
                              ----        ----       ------     -------
                                           (in thousands)
   Transportation lines      $22,919     $20,701    $ 2,218        10.7%
   Commercial lines           17,981      17,725        256         1.4
   Personal lines                159       6,470    ( 6,311)      (97.5)
                             -------     -------    --------     -------

        Totals               $41,059     $44,897    ($3,837)     ( 8.5%)
                             =======     =======    ========     =======

        Net premiums earned from Transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the nine months ended September 30, 1998 by 10.7% to $22.9 million. Most of the Company's Transportation lines generated premium revenue increases, particularly those products that the Company offered outside of the Chicago Metropolitan area as part of its geographic expansion. This geographical expansion was accomplished by underwriting programs in the states of Indiana, Michigan, Pennsylvania and Wisconsin.

        Commercial lines premiums increased 1.4% to $18.0 million in the nine months ended September 30, 1998, due to increased revenues from the Company's commercial multi-peril and automobile products in the first half of the year. The Company's worker's compensation product, which generated revenues of $9.3 million in the nine months ended September 30, 1998, experienced a 9.2% decrease from $10.2 million of net premiums earned in the comparable period in 1997. This decrease is attributable to continuing pricing competition for this line.

        The decrease of 97.5% in Personal lines premiums is due to the agreement effective January 1, 1998, pursuant to which Ohio Casualty assumed nearly all of the Company's Personal lines' business. As a result, premiums decreased from $6.5 million in the nine months ended September 30, 1997 to $159,000 in the comparable period for 1998.

        Net investment income increased approximately 1.6% in the nine months ended September 30, 1998, as compared to the comparable period in 1997. Interest income earned decreased by $263,000 in the nine months ended September 30, 1998, resulting in total interest income earned of $5.8 million. Realized gains amounted to $1.1 million in the nine months ended September 30, 1998 compared to $654,000 during the comparable period in 1997, representing a 67.3% increase. In addition, decreased costs relative to the investment activities of the Company resulted in savings of $344,000 in the nine months ended September 30, 1998. The savings were the result of the Company's engagement of professional investment managers at the end of the third quarter in 1997.

        Other income, which consists primarily of interest and fees earned on the Company's premium financing activities decreased 5.5% in the nine months ended September 30, 1998 due to lower volume of financed premiums.

        Losses and loss adjustment expenses (LAE) decreased 16.6% or $6.7 million in the nine months ended September 30, 1998, from $40.4 million in the comparable period in 1997 to $33.7 million in 1998, resulting in a loss ratio of 82.0% in 1998 compared to 89.9% in the comparable period in 1997. Pure losses (that is losses without LAE) decreased more than 16% which is attributable to lower severity and frequency of claims than in the nine months ended September 30 1997. Much of the 18% savings in LAE can be attributed to management's continuing efforts to improve operating efficiencies. Management has streamlined the Company's operations and upgraded its computer system in the first quarter of 1998. In addition, there are ongoing savings resulting from a reduction in staff in the fourth quarter of 1997.

        Losses and LAE for Transportation lines increased $788,000 in the nine months ended September 30, 1998 or 4.4% over the comparable period in 1997, as a result of a higher number of claims due to additional premium volume primarily due to the geographic expansion of this line outside of the Chicago Metropolitan area and also to additional losses incurred for certain Chicago Metropolitan area programs. The loss ratio for this line decreased to 81.0% in the nine months ended September 30, 1998 as compared to 85.8% in the same period in 1997.

        Commercial lines experienced a 9.7% decline in losses and LAE that resulted in a loss ratio of 82.3% in the nine months ended September 30, 1998 compared to 92.5% for the comparable period in 1997. This decrease is attributable to the improved performance in the workers' compensation and commercial multiple peril products, which experienced decreases in their LAE ratios of 6.6 % and 23.3%, respectively. These decreases are attributable to better weather conditions in the Company's underwriting territories during the nine months ended September 30, 1998 and to the effects of the re-underwriting program inaugurated during the fourth quarter 1997, which resulted in higher premium volume and reduced loss costs.

        The 94.7% decrease in Personal lines' losses and LAE is the result of reinsuring nearly all of the Company's Personal lines' business as of January 1, 1998.

        Amortization of deferred policy acquisition costs decreased by $195,000 during the nine months ended September 30, 1998. The decrease in commission expenses for the Company's Commercial and Personal lines' in the nine months ended September 30, 1998 contributed to this savings, although they were somewhat offset by the policy acquisition costs incurred in connection with the geographic expansion of the Company's transportation products.

        Administrative and general expenses, including interest on borrowed funds, increased $171,000, or 6.1% in the nine months ended September 30, 1998, primarily due to additional costs related to the operation of the holding company partially offset by cost reductions in the Company's operations. Interest and other expense, which totaled $471,000 during the nine months ended September 30, 1998, was $232,000 higher than the comparable period in 1997. The increase in interest expense is due to a full quarter charge on higher borrowings for the nine months ended September 30, 1998 as compared to the comparable period in 1997.

        During the nine months ended September 30, 1998, the Company recorded significant savings in its income tax expense by making an election under Section 847 of the Internal Revenue Code of 1986, as amended, which reduced the Company's effective tax rate to 23.3%.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company is a holding company, receiving cash principally through fees and dividends from its subsidiaries and borrowings, certain of which are subject to dividend restrictions and regulatory approval. The insurance subsidiary's ability to pay cash dividends to the parent company is generally restricted by law or subject to the approval of the Insurance Department of the state of Illinois. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions and dividends to the holding company. At September 30, 1998, the Company's total assets of $177.7 million were comprised of the following: Cash and investments, 77.7%; reinsurance recoverables, 9.8%; premiums receivable, 8.3%; deferred expenses (policy acquisition costs and deferred taxes) 3.1%; fixed assets, .5%; and other assets, .6%. The Company's subsidiaries seek to maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet their obligations and, as to the Company's insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure their unimpaired ability to write insurance and assume reinsurance.

        The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1998:

                                                    Market    Percent of
   S&P/Moody's Rating                               Value     Portfolio
                                                    ------    ----------
                                                     (000's omitted)
   AAA/Aaa (including US Treasuries of $16,057)     $68,242       55.3%
   AA/Aa                                             19,472       15.8%
   A/A                                               24,061       19.5%
   BBB/Ba                                            10,277        8.3%

   All other                                          1,426        1.1%
        Total                                      $123,478      100.0%
                                                   ========      ======

   YEAR 2000 COMPLIANCE

        A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. Commencing January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting 00" as the year 1900 rather than 2000, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others may also adversely affect any given company.

        The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, risk analysis, reserve valuation and investment processing. As an insurance company, American Country has numerous individual and business customers that have insurance policies.
   Nearly all of these policies contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. The Company also has business relationships with numerous third parties that affect virtually all aspects of the Company's business, including, without limitation, suppliers, computer hardware and software vendors, and insurance agents and brokers. The Company has been and continues to work closely with its suppliers, vendors, agents and brokers and other business partners in an effort to bring all information technology and non-information technology systems into Year 2000 compliance. The Company expects to be Year 2000 compliant by the end of 1998.

        During the first quarter of 1998, a team of information systems experts was assembled at the Company to address Year 2000 issues. The team consists of managers from the Company's software development and network operations areas, as well as staff responsible for operations, development and information systems functions. The team has developed a plan to achieve Year 2000 compliance based on a model suggested by many industry standard sources.

        The plan includes six project phases:

   Commitment Phase:        To obtain management support for the project
   Planning Phase:          To establish a project methodology
   Assessment:              To identify exposure to the Year 2000 problem
   Renovation:              To modify and/or replace hardware and
                            software as necessary
   Validation and Testing:  To test modifications and new hardware and/or software
   Implementation:          To certify computer systems as Year 2000
                            compliant

        The Company's plan also includes testing six key dates which could impact a date-sensitive system. The dates are September 9, 1999, January 1, 2000, February 29, 2000, January 1, 2001, February 28, 2001, and February 29, 2004.

        The Company's plan is being implemented and is on schedule to achieve Year 2000 compliance by the end of 1998. An internal assessment of the Company's information technology systems was completed in May of 1998. The Company's internal Novell network system was tested in July of 1998 and passed all Year 2000 date tests. All desktop and laptop computers have been tested for Year 2000 compliance and have passed all test dates. Some database software was renovated due to age and non-compliance. The databases are operational as of the third quarter of 1998 and have passed all Year 2000 date tests. The Company's Rolm phone system was tested for Year 2000 compliance at the end of July of 1998 and passed all Year 2000 tests. The Company's critical information technology systems will be tested offsite at the Sungard company in December of 1998.

        The Company has sought certifications from all of its vendors, suppliers, agents and brokers and other business partners to confirm that they are Year 2000 compliant. The Company has also sought certification from the building management for its facilities, including, without limitation, elevators, lighting and heating and air conditioning. The Company's vendors, suppliers, agents and brokers and other business partners have advised that they will be Year 2000 compliant by the end of 1998 or the first quarter of 1999. The building managements of the Company's facilities has advised the Company that all facilities will be Year 2000 compliant by the end of 1998. The Company, however, does not have control over any of these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. The Company expects to develop plans to attempt to minimize identified third party exposures.

         As of June 1998 the Company has refused to accept any equipment that is not Year 2000 compliant. If any vendor or supplier of information technology software or hardware is not Year 2000 compliant by April 1999, the Company intends to replace any noncompliant software or hardware. The Company has already been in contact with software vendors that will be able to provide Year 2000 compliant software to the Company and install such software at any time during 1999.

        The Company estimates that its costs of modifications to become Year 2000 compliant are $150,000, which is not material to the Company's financial position. However, as noted above, there can be no assurance that the systems or equipment of third parties which interact with the Company's systems will be compliant on a timely basis. The Company believes that the failure of systems or equipment of one or more of these third parties is the most reasonably likely worst case Year 2000 scenario, and this could have a material adverse effect on the results of operations, liquidity or financial position of the Company.

        The Company has a business interruption contingency plan to address internal and external issues specific to Year 2000 issue.
   This plan is intended to enable the Company to continue to operate include repairing or obtaining replacement systems, changing suppliers or vendors and reducing or suspending business with agents and brokers of other business partners. The Company, believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program; and (2) the status of third party readiness.

   FORWARD-LOOKING STATEMENTS

        The Company cautions readers regarding certain forward-looking statements contained in the foregoing section entitled "Year 2000 Compliance" and elsewhere and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical facts. In particular, statements using verbs such as "expect," "intend," "plan," "anticipate," "believe" or similar words generally involve forward- looking statements. Forward-looking statements also include but may not be limited to, statements relating to future plans, targets and objectives, financial results, cyclical industry conditions, government and regulatory policies, the uncertainties of the reserving process and the competitive environment in which the Company operates.

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

             None.

                                  SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:     November 13, 1998


                                 AMERICAN COUNTRY HOLDINGS INC.
                                 (Registrant)



                                 By:   /s/ James P. Byrne
                                       ---------------------------------
                                 Name:     James P. Byrne
                                 Title:    Vice President and Chief
                                           Financial Officer