Form 10-K
period 1998-12-31
AMERICAN COUNTRY HOLDINGS INC
filed 1999-03-31
CIK 315411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________________________ TO
                            ________________________

                         COMMISSION FILE NUMBER 0-22922

                         AMERICAN COUNTRY HOLDINGS INC.
             (Exact Name of Registrant as specified in its charter)

                DELAWARE                                06-0995978
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        222 NORTH LASALLE STREET
           CHICAGO, ILLINOIS                            60601-1105
(Address of principal executive offices)                (Zip Code)

                                 (312) 456-2000
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                           REGISTERED
----------------------------------------  --------------------------------------

      Common Stock, $.01 par value              NASDAQ (Small Cap Market)

     Common Stock Purchase Warrants             NASDAQ (Small Cap Market)
   Entitling holders to purchase 2.19
                 shares
      of Common Stock per warrant

       Securities registered pursuant to Section 12(b) of the Act:  NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/
 Yes  / / No

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding March 11, 1999 was 32,045,214.

    The aggregate market share of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $11,134,214 on March 11, 1999, based on the closing sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (incorporated by reference under Part III).

    This Report contains a total of 71 pages, excluding exhibits. The Exhibit Index appears on page 71.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN COUNTRY HOLDINGS INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998

PART I...............................................................................          1

    ITEM  1.  BUSINESS...............................................................          1

    ITEM  2.  PROPERTIES.............................................................         19

    ITEM  3.  LEGAL PROCEEDINGS......................................................         19

    ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................         19

PART II..............................................................................         20

    ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
              MATTERS................................................................         20

    ITEM  6.  SELECTED FINANCIAL DATA................................................         21

    ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS..........................................................         22

    ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................         30

    ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE...................................................         31

PART III.............................................................................         32

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................         32

    ITEM 11.  EXECUTIVE COMPENSATION.................................................         33

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........         33

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................         33

PART IV..............................................................................         34

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.....         34

    ITEM 14(a)(1) AND (2), (c), AND (d)
    LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................        F-1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................       F-17

SIGNATURES...........................................................................         70

EXHIBIT INDEX........................................................................         71

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("Professional Services") conducts business as a specialty property and casualty insurer and provides premium financing and third-party administrator claims processing services for its insurance customers. Financial Services also provides secured loans for certain of American Country's customers.

    American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines automobile and homeowners insurance. Although American Country's specialty public transportation coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs, American Country has begun to extend its geographic coverage as part of its expansion program. American Country is licensed in the states of Illinois, Indiana, Iowa, Michigan, Minnesota, New York, Pennsylvania, Wisconsin and the District of Columbia and has applications pending in California, Massachusetts and New Jersey. American Country also is admitted as an excess and surplus lines carrier in 26 states. American Country currently maintains an A.M. Best Company, Inc. ("A.M. Best") rating of "A-" (Excellent).

    American Country writes transportation, hospitality, other commercial and personal lines insurance coverage. Transportation lines, which include automobile liability, physical damage and workers' compensation coverages for taxicabs and limousines, accounted for 52% of total gross premiums written in 1998. Other commercial lines, which include multi-peril risks, workers' compensation and automobile liability and physical damage, accounted for 33% of total gross premiums written in 1998. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 11% of total gross premiums written in 1998. Personal lines, which include both automobile and homeowners' coverages, accounted for 4% of total gross premiums written in 1998. American Country's business is written by in-house salaried employees and through approximately 40 independent insurance producers located in the states in which American Country is licensed. A discussion of operating segments is contained in Note 14 of the financial statements that are included in Item 14 of this Report on Form 10-K.

    American Country is the successor to an insurance company that was organized in 1978 under the name Calumet Insurance Company. In 1997, American Country entered into a transaction with The Western Systems Corp. ("Western Systems") in which a subsidiary of Western Systems acquired substantially all the assets and assumed substantially all the liabilities of American Country and its wholly owned subsidiary, Financial Services, for a purchase price of $40.3 million (the "Acquisition"). Western Systems' had sold its business operations in early 1997 and subsequently until the Acquistion its business consisted primarily of managing its cash and cash equivalents as a publicly owned shell corporation actively seeking a business combination with an operating business that could use its available cash. In connection with the Acquisition, Western Systems sold 24 million shares of its common stock (approximately 75% of the shares outstanding) to three investors. Mr. Martin L. Solomon, Mr. Wilmer J. Thomas, Jr. and Frontier Insurance Group each acquired 8 million shares or approximately 25% of the shares outstanding. Mr. Solomon and Mr. Thomas were shareholders of the parent company of American Country at the time of the Acquisition. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. to better reflect its property and casualty and premium finance businesses.

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

INSURANCE LINES

    American Country currently writes business in four areas of insurance: transportation, hospitality, other commercial and personal lines. American Country's major insurance niche markets include taxicabs and limousines, workers' compensation, multi-peril, automobile and umbrella coverages for specific risks, primarily artisan contractors and restaurants. Due to underwriting losses in its personal lines, American Country decided to significantly reduce its personal lines activities and focus its resources on its other specialty niches and expand them geographically.

    The following table sets forth the gross and net premiums for the principal lines of insurance written by American Country and the related percentages of the total gross and net premiums written for the year ended December 31, 1998:

                                          GROSS PREMIUMS WRITTEN   NET PREMIUMS WRITTEN
                                          ----------------------  ----------------------
                                           DOLLARS   PERCENTAGE    DOLLARS   PERCENTAGE
                                          ---------  -----------  ---------  -----------
                                              (IN THOUSAND)           (IN THOUSAND)
Transportation..........................  $  35,303        51.9%  $  33,694        59.3%
Hospitality.............................      7,424        10.9       6,489        11.4
Other Commercial........................     22,391        32.9      19,270        33.9
Personal................................      2,952         4.3      (2,593)       (4.6)
                                          ---------       -----   ---------       -----
                                          $  68,070       100.0%  $  56,861       100.0%
                                          ---------       -----   ---------       -----
                                          ---------       -----   ---------       -----

TRANSPORTATION

    American Country's transportation business is comprised of liability, physical damage and workers' compensation insurance for taxis, limousines, ground shuttle and para-transit fleets used to transport individuals to health care providers. American Country's largest taxi fleets in Illinois are written on a direct basis by salaried employees of American Country. The remainder of American Country's transportation business is written by independent insurance producers who specialize in this type of business in their geographic regions.

    American Country was originally organized primarily to provide insurance for the Yellow Cab Company in Chicago, which is the largest taxicab company in the United States. Transportation lines continue to be a major part of American Country's business, accounting for 52% or $35.3 million of American Country's total gross premiums written in 1998. In 1998, 1997 and 1996, the Yellow Cab Company accounted for 17%, 16% and 16%, respectively, and Checker Taxi Association in Chicago accounted for 10%, 11% and 11%, respectively, of American Country's total gross premiums written. American Country or its predecessors have provided insurance to Yellow Cab Company and Checker Taxi Association for 30 and 70 years, respectively. The loss of this business could have a material adverse impact on American Country. American Country anticipates that the percentage of its business from Yellow Cab Company and Checker Taxi Association will become less significant as American Country expands its transportation business into additional geographic areas.

    Transportation business in the Chicago metropolitan area ranged from 42-47% of American Country's gross premiums written in the last three fiscal years. Although American Country believes that insuring taxicabs and limousines in the Chicago metropolitan area provides diversity in exposure and spread of risk between urban and suburban environments, having a large portion of the transportation business centered in one geographic area exposes American Country to certain risks, including rate competition from other insurers in the same metropolitan area and the impact of state and local regulation and judicial decisions affecting that area.

    American Country also provides liability coverage to taxicab associations (other than Yellow and Checker), limousine fleets, grand fleets, para fleets and individual taxicab and limousine owners operators in Chicago, surrounding communities and downstate Illinois. In late 1997 American Country extended its taxicab insurance business to Michigan, Pennsylvania and Wisconsin. American Country continued its expansion in the Midwest in 1998 into the states of Indiana and Minnesota. In 1998, American Country also began providing coverage to approximately one-quarter of the taxicabs in Philadelphia, consisting primarily of independent owner-operators. American Country also assumed a small amount of taxicab insurance coverage in the southern half of New Jersey. It is seeking to expand its transportation business in these areas in order to proportionally decrease its reliance on the Chicago metropolitan market.

HOSPITALITY

    Hospitality lines, which consist of coverages for restaurants, taverns and banquet halls, accounted for 11% or $7.4 of the total gross premiums written by American Country in 1998. American Country's restaurant program is primarily designed for "white tablecloth" establishments, but does accommodate other types of restaurants, including fast food outlets. Specialized coverages written by American Country include liquor liability, food spoilage, boiler and machinery and employment practices liability. American Country also offers a separate tavern policy which is tailored to neighborhood establishments rather than nightclubs.

OTHER COMMERCIAL

    Other commercial lines accounted for 33% or $22 million of 1998 total gross premiums written. American Country writes general liability, workers' compensation, multi-peril, automobile liability and physical damage and umbrella excess for artisan contractors and other low hazard businesses, primarily in Illinois and Wisconsin. The commercial business is written by independent agents specializing in these targeted classes.

    American Country's artisan contractors program offers coverages for plumbing, electrical, painting and carpentry contractors, but avoids roofing operations. The artisan contractor program targets operations of at least 10 employees and up to $5 million in payroll.

PERSONAL

    Personal lines represent both standard and preferred risks for homeowners, private passenger automobile liability and private passenger automobile physical damage coverages. Personal lines premium accounted for 4% or $3 million of 1998 total gross premiums written. In late 1997, American Country decided to significantly reduce its personal lines business and, on January 13, 1998, entered into a reinsurance agreement with Ohio Casualty Insurance Company ("Ohio Casualty"), pursuant to which Ohio Casualty reinsured American Country's personal lines business. Under the terms of this agreement, Ohio Casualty reinsures one hundred percent (100%) of the net liability of American Country for accidents and losses occurring on or after January 1, 1998 with respect to American Country's personal lines business. The reinsurance remains in full force and effect until the settlement of all liabilities under the policies reinsured by Ohio Casualty. The agreement provides that in the event Ohio Casualty breaches or is in default with respect to any of its obligations under the agreement, American Country remains obligated and liable with respect to the reinsured policies. The agreement with Ohio Casualty is retroactive to January 1, 1998 and includes an interim service agreement on the part of American Country. This transaction is part of American Country's overall business plan to refocus its marketing concentration on its specialty underwriting niches, which include public transportation, primarily taxicabs and limousines, the hospitality industry and artisan contractors.

REINSURANCE

    American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. American Country's current reinsurance program is divided into two main sections: Specialty Transportation Business and Commercial and Personal Lines. A detailed chart of American Country's reinsurance program is set forth below.

    The majority of American Country's business is reinsured by Motors Insurance Corporation (rated "A" by A.M. Best), Kemper Reinsurance Company (rated "A" by A.M. Best), Hannover Ruckversicherungs A G (rated "A+" by A.M. Best), Underwriters Reinsurance Company (rated "A+" by A.M. Best), Ohio Casualty Insurance Company (rated "A+" by A.M. Best) and various Syndicates at Lloyds of London.

    Ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) and some companies are not rated. Publications of A.M. Best indicate that "A+" rating is assigned to companies which have, on balance, superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best Company and, in its opinion, have a very strong ability to meet their ongoing obligations to policyholders. The "A" and "A-" (Excellent) ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

SPECIALTY TRANSPORTATION REINSURANCE

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

COMMERCIAL AND PERSONAL LINES REINSURANCE

    American Country's commercial and personal lines business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage is as follows:

All Property Business--             The reinsurer pays up to $3,750,000 in
                                    excess of American Country's retention
                                    of $250,000 per risk.

All Casualty Business--             The reinsurer pays up to $3,850,000 in
  (including workers'               excess of American Country's retention
  compensation)                     of $250,000 per occurrence. A
                                    supplemental reinsurance agreement
                                    provides coverage of $8,000,000 per
                                    occurrence and per claimant on American
                                    Country's Workers' compensation program.

    Property catastrophe reinsurance also is in force, which provides American Country with $7,750,000 of protection after a retention of $250,000 per catastrophic loss occurrence.

    Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $4,000,000 per occurrence in excess of $1,000,000 per occurrence in excess of primary limits. American Country's retention is 5% ($50,000) of the first $1,000,000 excess layer.

    Effective January 1, 1998, substantially all of American Country's personal lines business was reinsured by Ohio Casualty pursuant to a reinsurance agreement.

    The following chart details American Country's reinsurance program, including the types of reinsurance and amounts reinsured with each named company for each of American Country's lines of insurance.

                         AMERICAN COUNTRY HOLDINGS INC.
                         1998 CEDED REINSURANCE PROGRAM
                                    ($000)*

         CONTRACT                    COVERAGE                        RETENTION/LIMIT                         PREMIUM
---------------------------  -------------------------  -----------------------------------------  ---------------------------
First Multi-Line             Excess of Loss             $250 XS $250                               6.0% Provisional
Term: 7/1/96-6/30/99                                    $750 per risk on property claims           8.0% Maximum
                                                                                                   2.0% Minimum

Second Multi-Line            Excess of Loss             CASUALTY: $600 XS $500                     4.00%
Term: 7/1/96-6/30/99                                    PROPERTY: $500 XS $500                     Profit sharing: 50% of
                                                        Max: $1,500/risk                           losses and 15% Reinsurers
                                                                                                   expenses

Third Casualty Excess        Excess of Loss             $3,000 XS $1,100                           2.15%
Term: 7/1/96-6/30/99                                    Workers' Comp only:                        Subject to one
                                                        Follow Form                                reinstatement per 12 mos.
                                                                                                   Pro rata as to amount
                                                                                                   100% as to time

First Per Claimant           Workers' Comp Excess       $8,000 XS $4,100                           0.334%
Term: Continuous                                        Term limitation: $15,000
from 7/1/96

First Per Occurrence         Workers' Comp Excess       $8,000 XS $4,100                           0.270%
Term: Continuous                                        Max any one life: $4,100
from 7/1/96

         CONTRACT                       REINSURERS COMPANY                  %
---------------------------  -----------------------------------------  ---------
First Multi-Line             MIC Re Corp. (Motors Ins Corp)                   50%
Term: 7/1/96-6/30/99         Kemper Re Ins. Co.                               40%
                             Chartwell Reinsurance Company                     7%
                             Republic Western Ins Co.                          3%
Second Multi-Line            MIC Re Corp. (Motors Ins. Corp)                  50%
Term: 7/1/96-6/30/99         Kemper Re Ins. Co                                40%
                             Chartwell Reinsurance Company                     7%
                             Republic Western Ins Co                           3%
Third Casualty Excess        Underwriters Re                                  30%
Term: 7/1/96-6/30/99         Kemper Re Ins. Co.                               30%
                             GIO (New South Wales)                            15%
                             Hanover                                          13%
                             Chartwell Reinsurance Co                          7%
                             Republic Western                                  5%
First Per Claimant           Northwestern Nat'l Life                          50%
Term: Continuous             Duncanson & Holt                                 30%
from 7/1/96                    Amer Accident Grp I and II                     20%
                             Reinsurance Mgnt Services
                               Pinehurst Accident & Re
First Per Occurrence         Northwestern Nat'l Life                          50%
Term: Continuous             Duncanson & Holt                                 30%
from 7/1/96                    Amer Accident Grp I & II                       20%
                             Reinsurance Mgnt Services
                               Pinehurst Accident & Re

CONTRACT                                       COVERAGE                        RETENTION/LIMIT
---------------------------------  ---------------------------------  ---------------------------------

Third Property Excess              Excess per Risk                    $1,000 XS $1,000
Term: Continuous from 7/1/96
Premium rate change
  effective 7/1/97

Fourth Property Excess             Excess per Risk                    $2,000 XS $2,000
Term: Continuous from 7/1/96

Excess Liability                   Umbrella                           All business:
Term: Continuous from 7/1/96       95% Quota Share                    95% first $1,000
                                                                      100% next $3,000

Excess Property Catastrophe                                           $250 XS $250/occurrence
Term: 7/1/97-6/30/99

First Excess Property Catastrophe                                     95% / $3,500 ($3,325) XS $500
Term: 7/1/96-6/30/99

Second Excess Property                                                95% of $4,000 ($3,800) XS $4,000
  Catastrophe
Term: 7/1/97-6/30/99

CONTRACT                                        PREMIUM                      REINSURERS COMPANY              %
---------------------------------  ---------------------------------  ---------------------------------  ---------
Third Property Excess              1.83% of GNEP                      First City Ins Brokers Limited:          53%
Term: Continuous from 7/1/96                                            Lloyd's of London & London Cos         25%
Premium rate change                                                   Hanover Ruck                             15%
  effective 7/1/97                                                    Vesta Fire Ins. Corp                      7%
                                                                      Chartwell Reinsurance Company
Fourth Property Excess             Based on property value            First City Ins Brokers Limited:          53%
Term: Continuous from 7/1/96       See Schedule                         Lloyd's of London & London Cos         25%
                                                                      Hanover Ruck                             15%
                                                                      Vesta Fire Ins. Corp                      7%
                                                                      Chartwell Reinsurance Company
Excess Liability                   95% of premium on first            Underwriters Reins Co                    65%
Term: Continuous from 7/1/96       $1,000                             Kemper Reinsurance Company               20%
                                   100% $3,000 XS $2,000              Hanover Ruck/Eisen                       15%
                                   27.5% Commission
                                   30% Contingent Profit Sharing
                                   after 20% reinsurers margin
Excess Property Catastrophe        $50,460                            First City Insurance Brokers            100%
Term: 7/1/97-6/30/99               One full reinstatement of the        Limited:
                                   limit; 100% as to time             Lloyd's of London
First Excess Property Catastrophe  3.00%                              Transatlantic Reinsurance Co           92.5%
Term: 7/1/96-6/30/99               One free reinstatement: each       Republic Western Insurance Co           7.5%
                                   annual period, with a maximum of
                                   2
Second Excess Property             1.34%                              First City Insurance Brokers             85%
  Catastrophe                      One reinstatement: Pro rata to       Limited:                               15%
Term: 7/1/97-6/30/99               amount 100% as to time             Lloyd's of London
                                                                      Vesta Fire Ins Co

CONTRACT                                       COVERAGE                        RETENTION/LIMIT
---------------------------------  ---------------------------------  ---------------------------------

OTHER PROGRAMS:

YELLOW CAB COMPANY (AFFILIATION)

Special Cover (Affiliation)        Taxi Excess                        $150 XS $350

Contingent Auto Excess             Taxi Excess                        $3,600 XS $500
Term: 7/1/96-6/30/99                                                  Reinstatement charge
(Yellow Cab Company only)                                               (One only)

LIMO PROGRAM

Special Facultative                Excess Liability                   $ 150 XS $350
                                                                      $ 650 XS $350
                                                                      $1,150 XS $350

SPECIAL--NONTREATY

Ohio Casualty Company              Schedulized Personal Lines         None, subject to recoveries under
100% Quota Share Agree.            Policies                           SeRe Agreements

Term: 1/1/98--

CONTRACT                                        PREMIUM                      REINSURERS COMPANY              %
---------------------------------  ---------------------------------  ---------------------------------  ---------
OTHER PROGRAMS:
YELLOW CAB COMPANY (AFFILIATION)
Special Cover (Affiliation)        $135. /per cab, per year           General Reinsurance Corporation         100%
Contingent Auto Excess             $317 per cab                       Hanover Ruck/Eisen                       20%
Term: 7/1/96-6/30/99               $657,000 annual deposit            Kemper Reinsurance Company             22.5%
(Yellow Cab Company only)          $624,150 annual minimum            Republic Western Insurance Co           7.5%
                                   Pro rata as to amount              GIO of New South Wales                   25%
                                   100% as to amount                  First City Insurance Brokers             25%
                                   15% No claims bonus/yr               Limited
                                                                        Lloyd's of London
                                   See Run-off terms
LIMO PROGRAM
Special Facultative                See Underwriting for pricing       General Re (formerly National)          100%
                                   schedule
SPECIAL--NONTREATY
Ohio Casualty Company              100% of Net Subject Premiums       Ohio Casualty Company                   100%
100% Quota Share Agree.
Term: 1/1/98--

------------------------

*   All amounts, except percentages, are in thousands (000).

ASSUMED REINSURANCE

    In April 1998, American Country and Mutual Services Casualty Insurance Company ("MSI") entered into a service agreement and a 100% quota share reinsurance agreement. Pursuant to the terms of the reinsurance agreement between MSI and American Country, American Country, as the reinsurer, assumes one hundred percent of the premiums and losses of each insurance policy that MSI cedes to American Country. The types of policies ceded by MSI to American Country consist of transportation lines and hospitality lines. These agreements allow American Country to write business in states where licenses are pending.

    The service agreement permits American Country to underwrite, issue and service on behalf of MSI, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Minnesota, Michigan and New Jersey. American Country received premiums of $2,324,504 in 1998 for the MSI policies it reinsured. American Country reinsures the business it assumes from MSI on the same basis as it reinsures the policies it writes directly.

MARKETING

    American Country is licensed in Illinois, Indiana, Iowa, Michigan, Minnesota, New York, Pennsylvania, Wisconsin and the District of Columbia. Applications are pending in California, Massachusetts and New Jersey. American Country also is authorized to act as an excess and surplus lines insurer in 26 states. American Country markets its insurance products through multiple distribution sources consisting of independent insurance producers, managing general agents and directly through salaried employees of American Country. American Country relies on both in-house personnel and independent insurance producers to produce its Yellow Cab, Checker Taxi and other Chicago taxicab associations' liability insurance, and on approximately 40 producers and two managing general agents to market its other insurance products. American Country selects agents based on their comprehensive knowledge of the industries to which American Country provides coverages and the geographic market in which the agent operates.

    American Country's current marketing plan is to extend its transportation lines by writing business in additional states. American Country began writing taxicab business in Michigan and Wisconsin in 1997. In 1998, American Country wrote a substantial share (25%) of the insurance coverage for independent taxi cab operators in Philadelphia and taxi fleets throughout the state of Pennsylvania. American Country also continued its geographic expansion in the states of Indiana, Michigan, Minnesota and Wisconsin by providing insurance for taxicabs and limousines. Additionally, through a 100% quota share reinsurance agreement with MSI, American Country assumed insurance coverage for taxicabs and limousines in New Jersey.

    In 1998 American Country was licensed to write business in the state of New York and expects to begin providing coverage for New York City Yellow Medallion taxi cabs in February of 1999.

    American Country also expanded its insurance programs for restaurants into the states of Michigan, Minnesota, New Jersey and Pennsylvania during 1998. American Country's restaurant program in these states is written through an agreement with MSI, which produces the business consistent with American Country's underwriting and rating guidelines and filed rates.

    The following tables set forth for the three years ended December 31, 1998, the gross and net premiums written, whether produced directly by American Country employees or by independent agents:

                                                                  YEAR ENDED DECMEBER 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1997                      1996
                                        ------------------------  ------------------------  ------------------------
                                         PREMIUMS      PERCENT     PREMIUMS      PERCENT     PREMIUMS      PERCENT
                                          WRITTEN     OF TOTAL      WRITTEN     OF TOTAL      WRITTEN     OF TOTAL
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                                               (DOLLARS AMOUNTS IN THOUSANDS)
GROSS PREMIUMS
  Transportation......................   $  35,303         51.9%   $  29,285         42.8%   $  25,990         38.3%
  Hospitality.........................       7,424         10.9        4,654          6.8        4,368          6.4
  Other Commercial....................      22,391         32.9       25,348         37.1       28,049         41.4
  Personal............................       2,952          4.3        9,129         13.3        9,421         13.9
                                        -----------       -----   -----------       -----   -----------       -----
    Total.............................   $  68,070        100.0%   $  68,416        100.0%   $  67,828        100.0%
                                        -----------       -----   -----------       -----   -----------       -----
                                        -----------       -----   -----------       -----   -----------       -----
NET PREMIUMS
  Transportation......................   $  33,694         59.3%   $  28,297         47.1%   $  25,362         41.7%
  Hospitality.........................       6,489         11.4        3,495          5.8        4,368          7.2
  Other Commercial....................      19,270         33.9       19,974         33.2       22,222         36.6
  Personal............................      (2,593)        (4.6)       8,312         13.8        8,808         14.5
                                        -----------       -----   -----------       -----   -----------       -----
    Total.............................   $  56,861        100.0%   $  60,078        100.0%   $  60,760        100.0%
                                        -----------       -----   -----------       -----   -----------       -----
                                        -----------       -----   -----------       -----   -----------       -----

OPERATING RATIOS

STATUTORY COMBINED RATIO

    American Country's statutory combined ratio (Losses and loss adjustment expenses incurred are expressed as a percentage of net premiums earned. Acquisition and underwriting expenses are expressed as a percentage of net premiums written, with the aggregate sum of those percentages equaling the combined ratio.) expresses losses and expenses as a percentage of premium revenues and is the traditional measure of underwriting experience. The GAAP ratio expresses all percentages as a percentage of net premiums earned. Generally speaking, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit, and if it is above 100%, the insurer has an underwriting loss.

    The following table reflects the loss ratios, expense ratios and combined ratios of American Country, determined in accordance with statutory accounting practices, and the property and casualty industry-wide statutory combined ratios after policyholders' dividends as compiled by A.M. Best, for the years indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                     ---------  ---------  ---------  ---------  ---------
STATUTORY COMBINED RATIO
Loss and loss expense ratio........................       79.6%      88.8%      80.7%      79.6%      80.6%
Expense ratio......................................       21.3%      20.8%      21.1%      20.7%      19.5%
                                                     ---------  ---------  ---------  ---------  ---------
Combined ratio.....................................      100.9%     109.6%     101.8%     100.3%     100.1%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Industry statutory combined ratio
  after policyholders' dividends*..................      105.6%     101.6%     105.8%     106.4%     108.4%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------

------------------------

 *  (Industry ratios are compiled by A.M. Best Co.)

    A.M. Best compiles industry ratios and determines the average combined statutory ratio for the property and casualty insurance industry. As shown above, for each of 1994 through 1998 the average combined ratio for the industry was in excess of one hundred percent (100%). For each of 1994 through 1996 and for 1998, American Country's combined ratio, although in excess of one hundred percent (100%), was lower than the industry combined ratio as determined by A.M. Best. American Country experienced a substantial increase in its loss ratio for 1997 primarily as a result of significant losses in its personal business due to severe storms and competitive pressure on premium rates for commercial lines business. During 1998, American Country reinsured substantially all of its personal lines business. It also instituted a re-underwriting program to reevaluate each of its commercial lines risks at renewal.

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

                                     1998        1997        1996        1995        1994
                                  ----------  ----------  ----------  ----------  ----------
Net premiums written during the
  year..........................  $   56,861  $   60,078  $   60,760  $   57,544  $   50,652
Statutory-basis capital and
  surplus at end of year........      39,083      34,555      34,080      31,288      27,483
Ratio...........................   1.45 to 1   1.74 to 1   1.78 to 1   1.84 to 1   1.84 to 1

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    American Country maintains reserves for the payment of losses and loss adjustment expenses ("LAE") for all lines of business. The determination of reserves for losses and LAE is based on information reported to it regarding claims and the historical loss experience of the business. The vast majority of losses are reported to American Country by its insureds in a timely fashion; however, there is always a certain percentage of losses which have occurred but not been reported ("IBNR") to American Country at any given time. American Country establishes reserves for IBNR claims, and this reserve also includes amounts for the potential adverse development of losses known to American Country (in other words, subsequent developments may occur that require that previously established reserves be increased). Upon receipt of a claim, American Country establishes a reserve, which is an estimate of the amount which will be paid upon conclusion of the claim. The reserves for the known losses, IBNR reserve and the loss adjustment expense reserve, represent the total amount American Country estimated will be needed to satisfy all losses (known and unknown) which may be paid by American Country. These reserves are reflected as liabilities on American Country's balance sheet.

    There can be a significant period of time between the occurrence of an insured loss, the reporting of the loss to American Country, and the payment of such loss. Liability claims have a greater period of time elapsing between the occurrence of a loss and payment than property claims. General liability claims have the longest time lag between the occurrence and final payment of the loss. Many factors are considered when establishing the IBNR reserve for a particular line of business, and the lag time between the occurrence and final payment of the loss is an important component.

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

    The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Net reserves for losses and LAE, beginning of year.....................  $  83,973  $  79,450  $  74,582
Incurred losses and LAE for claims relating to:
  Current year.........................................................     44,244     53,613     47,878
  Prior years..........................................................        434       (464)       967
                                                                         ---------  ---------  ---------
Total net claims incurred..............................................     44,678     53,149     48,845
                                                                         ---------  ---------  ---------
Losses and LAE payments for claims relating to:
  Current year.........................................................     15,231     19,624     18,044
  Prior years..........................................................     32,955     29,002     25,933
                                                                         ---------  ---------  ---------
Total net claims paid..................................................     48,186     48,626     43,977
                                                                         ---------  ---------  ---------
Net reserves for losses and LAE, end of year...........................     80,465     83,973     79,450
Total reinsurance recoverable on unpaid losses and LAE.................     11,952     15,114     11,515
                                                                         ---------  ---------  ---------
Gross reserves for losses and LAE, end of year.........................  $  92,417  $  99,087  $  90,965
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The $434,000 increase in prior years' reserves during 1998 are attributable to reserve strengthening for losses incurred in calendar years 1997 and prior.

    The $464,000 decrease in the prior years' reserves in 1997 is attributable to American Country's overall favorable development for the period, particularly in the transportation lines, which was offset slightly by higher settlements than initially reserved for in commercial and personal lines.

    The increase of $967,000 in prior years' reserves in 1996 is the result of higher settlements than initially reserved for in American Country's commercial and personal lines.

    The following table reflects American Country's losses and LAE reserve development, net of estimated salvage and subrogation recoveries, through December 31, 1998, for each of the preceding ten years:

                                                           CUMULATIVE REDUNDANCY (DEFICIENCY)
                                                                      (000'S ONLY)
                            -------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------------------------------------
                              1988       1989       1990       1991       1992       1993       1994       1995       1996
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Reserve for loss and
  loss expenses net of
  reinsurance
  recoverables............  $  38,108  $  43,263  $  49,526  $  57,846  $  62,234  $  64,274  $  66,494  $  74,582  $  79,450
Reserve re-estimate as of:
  One year later..........     39,664     48,501     50,580     56,684     63,751     65,868     66,665     75,577     78,988
  Two years later.........     42,892     48,041     54,584     60,869     66,607     63,759     67,693     78,628     82,604
  Three years later.......     43,216     50,100     57,120     62,717     63,744     65,559     69,172     79,634
  Four years later........     43,621     51,944     58,592     60,875     64,040     66,524     68,541
  Five years later........     45,057     52,724     57,072     61,207     64,770     65,670
  Six years later.........     45,888     52,219     57,484     61,554     64,553
  Seven years later.......     46,664     52,770     57,803     61,484
  Eight years later.......     46,193     52,999     57,704
  Nine years later........     46,321     53,075
  Ten years later              46,453
Cumulative redundancy
  (deficiency)............     (8,345)    (9,812)    (8,178)    (3,638)    (2,319)    (1,396)    (2,047)    (5,052)    (3,154)
Percentage................      -21.9%     -22.7%     -16.5%      -6.3%      -3.7%      -2.2%      -3.1%      -6.8%      -4.0%

Reserve for claims and
  expenses, gross.........                                                 75,780     73,922     73,209     81,633     90,965
Reinsurance
  recoverables............                                                 13,546      9,652      6,716      7,051     11,515
                                                                        ---------  ---------  ---------  ---------  ---------
Reserve for claims and
  expenses, net...........                                              $  62,234  $  64,270  $  66,493  $  74,582  $  79,450
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------


                              1997       1998
                            ---------  ---------

Reserve for loss and
  loss expenses net of
  reinsurance
  recoverables............  $  83,973  $  80,465
Reserve re-estimate as of:
  One year later..........     84,407
  Two years later.........
  Three years later.......
  Four years later........
  Five years later........
  Six years later.........
  Seven years later.......
  Eight years later.......
  Nine years later........
  Ten years later
Cumulative redundancy
  (deficiency)............       (434)
Percentage................       -0.5%
Reserve for claims and
  expenses, gross.........     99,087     92,417
Reinsurance
  recoverables............     15,114     11,952
                            ---------  ---------
Reserve for claims and
  expenses, net...........  $  83,973  $  80,465
                            ---------  ---------
                            ---------  ---------

                                                                       PAID LOSSES
                                                                      (000'S ONLY)
                            -------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------------------------------------
                              1988       1989       1990       1991       1992       1993       1994       1995       1996
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Cumulative amount of
  losses paid, net of
  Reinsurance recoverables
  through:
  One year later..........  $  10,499  $  14,687  $  16,626  $  17,141  $  21,331  $  23,271  $  22,495  $  25,938  $  29,002
  Two years later.........     20,143     25,226     26,858     31,753     37,778     37,843     38,161     43,579     50,707
  Three years later.......     27,373     31,836     37,389     44,070     48,653     48,178     48,658     59,041
  Four years later........     32,081     39,850     46,088     51,495     56,212     54,636     57,939
  Five years later........     38,332     47,138     51,321     57,099     58,792     60,174
  Six years later.........     43,517     49,834     55,374     58,481     61,695
  Seven years later.......     44,252     51,567     56,112     59,652
  Eight years later.......     45,392     51,905     56,752
  Nine years later........     45,617     52,334
  Ten years later              45,836
  Eleven years later

                              1997       1998
                            ---------  ---------
Cumulative amount of
  losses paid, net of
  Reinsurance recoverables
  through:
  One year later..........  $  32,949
  Two years later.........
  Three years later.......
  Four years later........
  Five years later........
  Six years later.........
  Seven years later.......
  Eight years later.......
  Nine years later........
  Ten years later
  Eleven years later

------------------------------

* All reserves are now reviewed twice a year by independent actuaries to confirm that they are within an acceptable range. American Country's ability to estimate reserves has also been improved by the faster disposition of cases in the Illinois court system in recent years, which results in an earlier determination of actual exposure.

** Due to unfavorable development with respect to certain large claims, the case reserves for those claims were increased in 1996 and again in 1997. These increases caused a corresponding increase in reinsurance recoverables from American Country's reinsurers.

INVESTMENTS

    Funds, including reserve funds, are invested until required for American Country's operations, subject to restrictions on permissible investments established by applicable state insurance codes. American Country's investment policy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. For most of 1998, American Country's investment portfolio was jointly managed by BlackRock Financial Management, Inc. and Alliance Capital Management Corporation. American Country's investment portfolio is now solely managed by Black Rock Financial Management, Inc. after American Country concluded its contract with Alliance Capital Management Corporation in the fourth quarter of 1998.

    The following table contains information concerning American Country's investment portfolio at December 31, 1998:

                                                                         AMOUNT
                                              AMORTIZED      FAIR     REFLECTED ON     PERCENT
                                                 COST       VALUE     BALANCE SHEET   OF TOTAL
                                              ----------  ----------  -------------  -----------
                                                                (IN THOUSANDS)
Available-for-sale securities
  Fixed maturity securities:
    U.S. Treasury securities and obligations
      of U.S. Government corporations and
      agencies..............................  $   15,626  $   16,132   $    16,132         12.9%
    Obligations of states and political
      subdivisions..........................      37,513      38,697        38,697         30.8%
    Foreign governments.....................       1,068       1,062         1,062          0.9%
    Corporate securities....................      42,124      43,457        43,457         34.6%
    Mortgage-backed securities..............      25,679      25,738        25,738         20.5%
                                              ----------  ----------  -------------       -----
  Total fixed maturity securities...........     122,010     125,086       125,086         99.7%
  Equity securities.........................         353         402           402          0.3%
                                              ----------  ----------  -------------       -----
  Total available-for-sale securities.......  $  122,363  $  125,488   $   125,488        100.0%
                                              ----------  ----------  -------------       -----
                                              ----------  ----------  -------------       -----

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by rating at December 31, 1998:

                                                                   FAIR       PERCENT
S&P/MOODY'S RATING(1)                                             VALUE      OF TOTAL
--------------------------------------------------------------  ----------  -----------
                                                                    (IN THOUSANDS)
AAA/Aaa (including U.S. Treasuries of $12,659)................  $   66,140        52.9%
AA/Aa.........................................................      15,433        12.3%
A/A...........................................................      32,332        25.8%
BBB/Ba........................................................       8,482         6.8%
All other.....................................................       2,699         2.2%
                                                                ----------       -----
  Total.......................................................  $  125,086       100.0%
                                                                ----------       -----
                                                                ----------       -----

------------------------

(1) Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by maturity at December 31, 1998:

                                                                             FAIR       PERCENT
MATURITY                                                                    VALUE      OF TOTAL
------------------------------------------------------------------------  ----------  -----------
                                                                              (IN THOUSANDS)
Due in one year or less.................................................  $    4,608         3.7%
Due after one year through five years...................................      41,685        33.3%
Due after five years through ten years..................................      30,525        24.4%
Due after ten years.....................................................      22,530        18.0%
Mortgage-backed securities..............................................      25,738        20.6%
                                                                          ----------       -----
Total fixed maturity securities.........................................  $  125,086       100.0%
                                                                          ----------       -----
                                                                          ----------       -----

    The following table summarizes the Company's investment results for the five years ended December 31, 1998:

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                               ---------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Total net investment income..................  $   7,134  $   7,025  $   7,032  $   6,465  $   5,600
Average annual pre-tax yield.................       6.0%       6.4%       6.7%       6.7%       6.9%
Average annual after-tax yield...............       4.4%       4.6%       4.6%       4.7%       4.5%
Effective federal income tax on investment
  income.....................................      25.0%      31.1%      25.3%      24.9%      22.9%

REGULATION

    American Country is subject to varying degrees of regulation and supervision in the jurisdictions in which it transacts business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation is designed to protect policyholders rather than investors and relates to such matters as standards of solvency, which must be met and maintained; the licensing of insurers and their agents and producers; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting principles basis, required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums, losses and loss adjustment expenses; and requirements regarding numerous other matters. In general, American Country must file all rates for insurance directly underwritten with the insurance department of each state in which it operates on an admitted basis; reinsurance generally is not subject to state regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Illinois, the domicile state of American Country, requires that dividends be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income.

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

    The National Association of Insurance Commissioners facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has finalized a risk-based capital model act for property/casualty companies, which calculates a minimum required statutory policyholders' surplus based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. At December 31, 1998, American Country's required risk-based capital was $6.4 million; and its reported statutory capital and surplus was $39.1 million, so that at December 31, 1998, American Country substantially exceeded the risk-based capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation" for additional information.

COMPETITION

    The property and casualty insurance business is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition and aggressive pricing and marketing.

    American Country faces its most active competition in public transportation lines from captive insurance programs that are put together by agents and reinsurers using an insurance company that writes the insurance business as a fronting carrier and then reinsures all of the business with the reinsurer. Many of these programs are short-lived, but they generally are priced aggressively. Besides creating instability, they generally do not provide continuity of claims practices and settlements, which adversely affects future pricing for property and casualty insurance generally. Presently, there are two national carriers still pursuing taxi/livery business through general agents, but both of these carriers have reduced their presence in certain geographic areas (Midwest, California, New Jersey). A few smaller regional carriers remain that continue to target smaller accounts.

    In Illinois, the competition for coverage of artisan contractors is primarily from national carriers, regional carriers and mono-line workers' compensation carriers. The competition for restaurants is mainly from regional carriers.

    American Country benefits in all classes of its business by maintaining long term agency relationships. In addition, American Country's agents have specialized in these classes of business for many years. American Country believes it has been able to compete successfully by underwriting specialty coverages for niche areas in which American Country has expertise.

ENVIRONMENTAL ISSUES

    American Country believes that it has extremely limited risk of claims arising from environmental exposures. The underwriting philosophy of American Country excludes writing insurance for business which presents possible environmental exposures. Its liability policies contain an absolute pollution coverage exclusion and a lead paint exclusion. The industry, however, has seen a dramatic increase in the number of environmental claims being presented to insurers for defense and indemnification, and recent court cases have diminished the protection granted by the absolute pollution exclusion

PREMIUM FINANCING

    Financial Services operates principally as a premium finance company under the regulations of the Illinois Department of Insurance, financing commercial insurance premiums and providing collateral loan financing to members of certain taxi associations. All loans are secured either through unearned premiums on insurance policies or, by taxicab medallions and equipment assets. For the year ended December 31, 1998, Financial Services had net income of $147,000, a 30% decrease from 1997. This decrease is due primarily to a reduction in the financing being provided by Financial Services and greater operating expenses.

YEAR 2000

    A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. These computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others may also adversely affect any given company.

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

    The Company's plan also included testing six key dates which could impact a date-sensitive system. The dates are September 9, 1999, January 1, 2000, February 29, 2000, January 1, 2001, February 28, 2001, and February 29, 2004.

    An internal assessment of the Company's information technology systems was completed in May of 1998. The Company's internal Novell network system was tested in July of 1998 and passed all Year 2000 date tests. All desktop and laptop computers have been tested for Year 2000 compliance and have passed all test dates. Some database software was renovated due to age and non-compliance. The databases are operational as of the end of 1998 and have passed all Year 2000 date tests. The Company's Rolm phone system was tested for Year 2000 compliance at the end of July of 1998 and passed all Year 2000 tests. The Company's critical information technology systems were successfully tested offsite at the Sungard company in December of 1998.

    The Company has sought certifications from all of its vendors, suppliers, agents and brokers and other business partners to confirm that they are Year 2000 compliant. The Company has also sought certification from the building management for its facilities, including, without limitation, elevators, lighting and heating and air conditioning. The Company's vendors, suppliers, agents and brokers and other business partners advised that they would be Year 2000 compliant by the end of 1998 or the first quarter of 1999. The building managements of the Company's facilities have advised the Company that all facilities were Year 2000 compliant at the end of 1998. The Company, however, does not have control over any of these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. The Company expects to develop plans to attempt to minimize identified third party exposures.

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

    The Company estimates that it has incurred expenses of $15,000 to become Year 2000 compliant. The Company also estimates that any additional costs of modifications to become Year 2000 compliant will not exceed $150,000, which is not material to the Company's financial position. However, as noted above, there can be no assurance that the systems or equipment of third parties which interact with the Company's systems will be compliant on a timely basis. The Company believes that the failure of systems or equipment of one or more of these third parties is the most reasonably likely worst case Year 2000 scenario, and this could have a material adverse effect on the results of operations, liquidity or financial position of the Company.

    The Company has a business interruption contingency plan to address internal and external issues specific to Year 2000 issues. This plan is intended to enable the Company to continue to operate and includes repairing or obtaining replacement systems, changing suppliers or vendors and reducing or suspending business with agents and brokers of other business partners. The Company, believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the status of third-party readiness. As of January 1999, the Company believes that it is Year 2000 compliant. As a property and casualty insurer, the Company insures various business risks. The Company's underwriters have determined that all liability and all property lines have potential exposure to Year 2000 related losses. It is the Company's position, however, that its policies do not intend to provide coverage for these losses. All policies effective on or after January 1, 1999 contain language that specifically excludes losses related to the Year 2000.

EMPLOYEES

    As of December 31, 1998, American Country employed approximately 142 full time employees, 8 of whom are executive management, and 1 part-time employee. American Country is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

FORWARD LOOKING STATEMENTS

    The Company cautions readers regarding certain forward-looking statements contained in the foregoing section entitled "Year 2000" and elsewhere and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical facts. In particular, statements using verbs such as "expect," "intend," "plan," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include but may not be limited to, statements relating to future plans, targets and objectives, financial results, cyclical industry conditions, government and regulatory policies, the uncertainties of the reserving process and the competitive environment in which the Company operates.

    Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The Company disclaims any obligation to update forward-looking information.

ITEM 2.  PROPERTIES.

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

ITEM 3.  LEGAL PROCEEDINGS.

    There are no other pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. Most of these lawsuits involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

                                  COMMON STOCK

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
March 31, 1998...............................................................  $    2.50  $    1.94
June 30, 1998................................................................       1.97       1.66
September 30, 1998...........................................................       1.94       1.06
December 31, 1998............................................................       1.88       1.06
March 31, 1997...............................................................       2.06       0.81
June 30, 1997................................................................       2.75       1.44
September 30, 1997...........................................................       2.81       1.81
December 31, 1997............................................................       2.94       1.50

    At March 11, 1999, there were approximately 250 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded. (See "Business Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiary.)

WARRANTS

    The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Warrants during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail markups, markdowns or commissions.

                                COMMON WARRANTS

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
March 31, 1998...............................................................  $    1.38  $    1.00
June 30, 1998................................................................       0.72       0.50
September 30, 1998...........................................................       0.50       0.38
December 31, 1998............................................................       0.56       0.50
March 31, 1997...............................................................       0.38       0.19
June 30, 1997................................................................       1.81       0.25
September 30, 1997...........................................................       2.50       0.88
December 31, 1997............................................................       1.50       0.16

    At March 11, 1999, the Company had 2,054,129 warrants outstanding. The warrants give the warrant holder the right to purchase 2.19 shares of the Company's Common Stock at a price of $1.83 per share through August 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                         AMERICAN COUNTRY HOLDINGS INC.
                            SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
INCOME STATEMENT DATA:                         1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------
Revenues:

  Gross premiums written...................  $  68,070  $  68,416  $  67,828  $  64,898  $  57,635
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
  Net premiums written.....................  $  56,861  $  60,078  $  60,760  $  57,544  $  50,652
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
  Net premiums earned......................  $  56,135  $  59,814  $  60,550  $  56,909  $  48,312
  Net investment income....................      7,134      7,025      7,032      6,465      5,600
  Realized capital gains...................      1,479      1,613        915        222        282
  Other income.............................        315        331        219        150        107
                                             ---------  ---------  ---------  ---------  ---------
      Total revenues.......................     65,063     68,783     68,716     63,746     54,301
Expenses:

  Losses and loss adjustment expenses......     44,679     53,149     48,845     45,305     38,925
  Amortization of policy acquisition costs,
    underwriting, and other expenses.......     12,932     12,911     12,860     11,185      9,639
                                             ---------  ---------  ---------  ---------  ---------
  Interest expense.........................        491        161          0          0          0
                                             ---------  ---------  ---------  ---------  ---------
      Total expenses.......................     58,102     66,221     61,705     56,490     48,564
                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes.................      6,961      2,562      7,011      7,256      5,737
Income taxes...............................      1,585        493      1,986      2,287      1,472
                                             ---------  ---------  ---------  ---------  ---------
  Net Income...............................      5,376      2,069      5,025      4,969      4,265
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Net income per share--basic................  $    0.17  $    0.06  $    0.14  $    0.14  $    0.12
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Net income per share--diluted..............  $    0.17  $    0.06  $    0.14  $    0.14  $    0.12
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Cash dividends declared per share(1).......  $    0.00  $    0.00  $    0.07  $    0.08  $    0.08
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------

                                                                              DECEMBER 31,
                                                        ---------------------------------------------------------
BALANCE SHEET DATA:                                        1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
Total investments.....................................  $  126,028  $  121,098  $  114,237  $  113,687  $  91,094
Total assets..........................................     168,305     162,661     151,790     140,627    123,173
Liabilities for gross unpaid losses and loss
  adjustment expenses.................................      92,417      99,087      90,965      81,633     73,209
Notes payable.........................................       9,300       4,800           0           0          0
Total liabilities.....................................     127,183     127,521     111,353     100,560     89,322
Total shareholders' equity............................      41,122      35,140      40,437      40,067     33,851
Book value per share..................................  $     1.28  $     1.10  $     1.14  $     1.13  $    0.95
Statutory Combined Ratio..............................       100.9%      109.6%      101.8%      100.3%     100.1%
GAAP Combined Ratio...................................       102.6%      109.9%      101.3%       98.8%     101.9%

------------------------

(1) Cash dividends declared are those of American Country. Dividends per share declared by Western Systems prior to the Acquisition were $0 for each year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the 1998 Consolidated Financial Statements and notes thereto.

OVERVIEW

    American Country Holdings Inc. (the "Company") is engaged in the specialty property and casualty insurance and premium finance business through its subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("ACPS").

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

    American Country and Financial Services experienced non-recurring costs related to the Acquisition of approximately $1 million in late 1996 and the first nine months of 1997 which will not impact future operations. Subsequent to the Acquisition in July, 1997, American Country no longer pays annual management fees and administrative fees in excess of $1 million. Since the Acquisition, American Country has been repositioning and refocusing its strategic philosophy to expand its transportation and restaurant and hospitality products, significantly reduce its personal lines business (which had an underwriting loss of $1.7 million for 1997 and $1.9 million for 1996), implement plans to improve operating efficiencies and reduce the costs of managing its business. At the end of 1997, American Country decided not to market any personal lines business and not to accept any new personal lines business from independent agents. As a result of these efforts, American Country recorded a charge of approximately $400,000 in 1997 primarily for termination benefits that were paid in 1997 that is estimated to result in future annual savings in salaries and benefits. In addition, fixed income advisors have been engaged to enhance the quality and yield on the portfolio of invested assets.

THE CALENDAR YEAR 1998 COMPARED TO THE CALENDAR YEAR 1997

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

NET PREMIUMS EARNED:

                                                                                INCREASE
                                                      YEAR ENDED               (DECREASE)
                                                     DECEMBER 31,             1998 TO 1997
                                                -----------------------  -----------------------
                                                    1998        1997        AMOUNT         %
                                                ------------  ---------  ------------  ---------
Transportation lines..........................   $   31,028   $  28,056   $    2,972        10.6%
Other Commercial lines........................       19,677      19,802         (125)       (0.6)
Hospitality lines.............................        5,133       3,379        1,754        51.9
Personal lines................................          297       8,577       (8,278)      (96.5)
                                                ------------  ---------  ------------  ---------
      Totals..................................   $   56,135   $  59,814   $   (3,679)       (6.2)%
                                                ------------  ---------  ------------  ---------
                                                ------------  ---------  ------------  ---------

    Transportation lines, which consists of taxi and limousine liability and physical damage programs, grew during 1998 as a result of American Country's geographic expansion into additional states. Total premium revenues generated by transportation lines grew 10.6% to $31.0 million in 1998 as compared to $28.1 million in 1997. In 1998, revenues generated outside of Illinois increased from 1.5% in 1997 to 8.6% in 1998. This increase is attributable to the establishment of new programs in Pennsylvania, Michigan, Minnesota, New Jersey, Wisconsin.

    American Country's hospitality lines experienced the largest percentage growth in premium revenues over other lines, increasing nearly 52% to $5.1 million in 1998 as compared to $3.4 million in 1997. The hospitality program accomplished its significant growth outside of Illinois by expanding into the states of Minnesota and New Jersey.

    Premium revenues generated from American Country's other commercial lines decreased slightly in 1998 to $19.7 million from $19.8 million for 1997, a 0.6% decrease. This decrease is attributable to American Country's re-underwriting program as well as the continuing pricing competition industry-wide for commercial lines. American Country also realized additional savings by renegotiating reinsurance costs for its commercial lines.

    Premium revenues for personal lines decreased from $8.6 million for 1997 to $297,000 for 1998, a decrease of 96.5%. The decrease is attributable to the reinsurance agreement entered into at the beginning of 1998, pursuant to which nearly all of American Country's personal lines business was reinsured by Ohio Casualty and to American Country's decision to cease marketing personal lines business and to cease accepting personal lines business from independent agents.

    Net investment income increased nominally during 1998. Income earned on invested assets amounted to $7.1 million during 1998 as compared to $7.0 million for 1997. Although invested assets increased 3.6% during the period, declining yields resulted in only a 1.6% increase in earned investment income. Realized gains for 1998 decreased $134,000, an 8.3% decrease from 1997. Upon the appointment of professional investment advisors in late 1997, the Company's portfolio of invested assets was restructured to achieve stated guidelines, and as a result, significant gains were realized. Investment expenses for 1998 were $702,000 as compared to $1.1 million in 1997, which resulted in savings of $423,000 in 1998, primarily the result of the appointment of professional investment advisors.

    Other income, which consists of interest and fees earned on premium financing activities decreased from $331,000 in 1997 to $315,000 in 1998, a 4.8% decrease. The decrease is the result of the lower volume of premiums finance contracts entered into in 1998.

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                                                      STATUTORY COMBINED
                                                                                              GAAP COMBINED
                                                                         RATIO--YEAR           RATIO--YEAR
                                                                            ENDED                 ENDED
                                                                         DECEMBER 31,          DECEMBER 31,
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
Losses.............................................................       64.8%      72.0%      64.8%      72.0%
Loss Adjustment Expenses (LAE).....................................       14.8       16.8       14.8       16.8
                                                                     ---------  ---------  ---------  ---------
Losses and LAE.....................................................       79.6       88.8       79.6       88.8
Policy acquisition, other Underwriting expenses....................       21.3       20.8       23.0       21.1
                                                                     ---------  ---------  ---------  ---------
      Total combined ratio.........................................      100.9%     109.6%     102.6%     109.9%
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

    Loss and loss adjustment expenses for 1998 decreased from 88.8% of premium revenues during 1997 to 79.6% for 1998. This decrease is attributable to lower claims activity in all lines and also reflects cost reductions effected in late 1997 primarily through savings in payments to staff and legal support.

    Transportation lines loss ratios continued to improve during 1998, with a loss and loss adjustment expense ratio of 79.6% as compared to 81.5% for 1997. This decrease is attributable to savings in loss adjustment expense realized through staff reductions effected in the fourth quarter of 1997.

    The ratio for losses and LAE for hospitality lines declined slightly to 75.2% in 1998 from 76.0% in 1977. Although claims activity increased during 1998 due to the geographic and market expansion of this program, loss ratios remained relatively constant during the year.

    The ratio of losses and LAE for other commercial lines decreased to 82.1% in 1998 as compared to 99.0% in 1997. Much of this improvement is the result of the re-underwriting program initiated for these lines in 1997 and to a lower severity in claims during the year. Workers' compensation and multi-peril liability and property coverages were the lines most responsible for effecting this improvement.

    The ratio of losses and LAE for personal lines during 1998 decreased to 8.4% compared to 94.4% in 1997, primarily due to the reinsurance agreement with Ohio Casualty and the decision to cease marketing this business and accepting personal lines business from independent agents.

    Policy acquisition costs decreased $300,000 or 3.3% during 1998. However, when expressed as a percentage of premium revenues, policy acquisition costs increased from 15.2% in 1997 to 15.7% for 1998. The increase is attributable to additional acquisition expenses being incurred in connection with American Country's geographical expansion into new states and increased costs, primarily commissions paid to producers.

    Administrative and general expenses increased 16% in 1998 as a result of higher corporate expenses incurred in connection with acquisition and financing activities of the Company. Expenses of the operating companies decreased to $6.6 million as compared to $6.7 million in 1997. The decrease is attributable to cost saving initiatives begun during the fourth quarter of 1997, primarily staff reductions. Interest expense for 1998 increased by $330,000 to $491,000, due to increased borrowings and to a full period of interest expense.

CALENDAR YEAR 1997 COMPARED TO CALENDAR YEAR 1996

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

NET PREMIUMS EARNED:

                                                                                  INCREASE
                                                           YEAR ENDED            (DECREASE)
                                                          DECEMBER 31,          1997 TO 1996
                                                      --------------------  --------------------
                                                        1998       1997       1998       1997
                                                      ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS)
Transportation lines................................  $  28,056  $  25,540  $   2,516        9.9%
Hospitality lines...................................      3,379      3,709       (330)      (8.9)
Other Commercial lines..............................     19,802     23,065     (3,263)     (14.1)
Personal lines......................................      8,577      8,236        341        4.1
                                                      ---------  ---------  ---------  ---------
      Totals........................................  $  59,814  $  60,550  $    (736)      (1.2)%
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    Transportation lines, which consists of taxi and limousine liability and physical damage programs, grew during the period as more accounts were underwritten and American Country began its geographic diversification program after the Acquisition in July, 1997.

    Total premium revenues generated by this line increased nearly 10% over the prior years to $28.1 million in 1997 from $25.5 million in 1996. This increase is attributable to coverage written for Chicago suburban taxis and limousines and American Country's expansion into the states of Michigan and Wisconsin.

    Hospitality lines premium revenues decreased slightly to $3.4 million from $3.7 million in 1996. This decrease is attributable to the softening of certain commercial pricing and also to the re-underwriting program initiated during the fourth quarter of 1997.

    Other commercial lines declined in revenue contribution by decreasing approximately 14% over 1996. This decrease was due to the continuing soft pricing market being experienced industry-wide. Average premiums on American Country's workers' compensation line (its largest commercial lines product) decreased 30.5% on new business over the same period for 1996 and 10.7% on renewal business. Management is observing this situation very closely and in the fourth quarter of 1997 instituted a re-underwriting program to reevaluate each risk on the policy's renewal date.

    Personal lines' premiums generated revenues of $8.6 million in 1997, representing a 4.1% increase over 1996. This slower growth rate over the recent years represents action taken by management due to its concern with the poor returns experienced for this line. Effective as of January 1, 1998, an agreement was signed with Ohio Casualty, a major writer of personal lines business, pursuant to which Ohio Casualty reinsures nearly all of American Country's personal lines business.

    With an increase in invested assets of 6.0% in 1997, net investment income and realized gains on investments increased 8.7% over 1996, due principally to increased realized gains. Although investment expenses increased more than 38% for the full year 1997, the Acquisition investment expense has been substantially reduced on an ongoing basis by eliminating investment fees previously paid to the former parent of the Company and by changing the custodial bank. Early in the fourth quarter, the Company engaged two professional fixed income investment advisors to review and manage its investment portfolio. Since this engagement, the Company has seen improvement in its investment returns.

    Other income, principally income generated by the premium financing activity of Financial Services, increased from $219,000 in 1996 to $331,000 for 1997, an increase of 51%.

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                                                           STATUTORY
                                                                            COMBINED           GAAP COMBINED
                                                                          RATIO--YEAR           RATIO--YEAR
                                                                             ENDED                 ENDED
                                                                          DECEMBER 31,          DECEMBER 31,
                                                                      --------------------  --------------------
                                                                        1997       1996       1997       1996
                                                                      ---------  ---------  ---------  ---------
Losses..............................................................       72.0%      63.6%      72.0%      63.6%
Loss Adjustment Expenses (LAE)......................................       16.8       17.1       16.8       17.1
                                                                      ---------  ---------  ---------  ---------
Losses and LAE......................................................       88.8       80.7       88.8       80.7
Policy acquisition, other underwriting expenses.....................       20.8       21.2       21.1       20.6
                                                                      ---------  ---------  ---------  ---------
      Total combined ratio..........................................      109.6%     101.8%     109.9%     101.3%
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

    Losses and loss adjustment expenses for 1997 increased from 80.7% of premium revenues during 1996 to 88.1% for 1997. This increase is attributable to higher claims in personal and commercial lines.

    American Country's transportation lines continued to perform well, resulting in a combined ratio of 90.0% for 1997. This compared to a combined ratio of 88.3% for 1996. This slight deterioration is attributable to a slight increase in the loss and LAE ratio and to increased acquisition costs due to geographic expansion of this program during the fourth quarter.

    Losses and loss adjustment expense for American Country's hospitality lines decreased from 1996 levels resulting in a loss ratio of 63.0% for 1997 as compared to 82.2% for 1996. This reduction is the result of lower frequency of claims for hospitality lines, as well as reduced adjustment costs.

    The ratio of losses and LAE for other commercial lines increased from 76.7% during 1996 to 101.2% in 1997. The increase reflects the continuing industry-wide decline in net premiums written for this type of insurance primarily due to price competition. As with the personal lines, management is closely evaluating this line, with special emphasis being placed on re-underwriting individual risks and programs to improve returns.

    The ratio of losses and LAE for personal lines during 1997 increased to 94.5% compared to 91.6% for 1996, due to a general increase in claims, and the occurrence of two catastrophic losses during the period. As a result of the poor results derived from this line of business, management decided to significantly reduce its business in this line, and effective January 1, 1998, entered into an agreement with Ohio Casualty pursuant to which nearly all of this line was reinsured by Ohio Casualty without further exposure to American Country.

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

ASSET PORTFOLIO REVIEW

    At December 31, 1998, the Company's total assets of $168.3 million was comprised of the following: Cash and investments, 82.0%; reinsurance recoverables, 8.0%, premiums receivable, 4.4%; deferred expenses (policy acquisition costs and deferred taxes) 3.6%; fixed assets, .5%; and other assets, 1.5%.

    The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of fixed income debt securities which are rated as investment grade with a carrying value of $122.4 million and constituting 98% of the Company's fixed maturity investments.

    At December 31, 1998 and 1997, the Company's fixed asset maturity securities included mortgage-backed bonds of $25.7 million and $15.5 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments can cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in gain or yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

    At December 31, 1998, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

                                                                          AMOUNT
                                                                          MARKET    PERCENT OF
S&P/MOODY'S RATING                                                        VALUE      PORTFOLIO
----------------------------------------------------------------------  ----------  -----------
AAA/Aaa (including US Treasuries of $12,659)..........................  $   66,140        52.9%
AA/Aa.................................................................      15,433        12.3%
A/A...................................................................      32,332        25.8%
BBB/Ba................................................................       8,482         6.8%
                                                                        ----------       -----
All other.............................................................       2,699         2.2%
                                                                        ----------       -----
      Total...........................................................  $  125,086       100.0%
                                                                        ----------       -----
                                                                        ----------       -----

    The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. The Company employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rates movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $125.1 million, the long term fixed maturity investment portfolio has an average maturity of 5.82 years and an indicated duration of 4.12. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 7.4%, or $9.3 million. These possible declines in values for bond and stock portfolios would affect negatively the common stockholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

LIQUIDITY AND CAPITAL RESOURCES

    As a holding company, the Company receives cash principally through fees and dividends from subsidiaries and borrowings, certain of which are subject to dividend restrictions and regulatory approval. The ability of insurance companies to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for American Country are funds generated from insurance premiums, investment income, commissions and fee income, and proceeds from the sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions and dividends to stockholders. The Company believes its sources of liquidity are sufficient to meet its cash requirements.

    The Company maintains a liquid operating position and follows investment guidelines that are intended to provide acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and maintaining a sufficient margin of capital and surplus to ensure American Country's unimpaired ability to write insurance.

    Cash flow generated from operations for the year ended December 31, 1998 and 1997 was $390,000 and $4.0 million respectively, which amounts were adequate to meet all obligations during the periods. The decrease in cash flow for the year ended December 31, 1998 compared to the year ended December 31, 1997 is primarily related to the decrease in personal lines premiums and to a decrease in loss reserves.

    On July 28, 1997, the Company obtained a $7 million revolving loan credit facility under which it borrowed $4.8 million at an initial rate of 7.5% based upon LIBOR, payable quarterly, to fund a portion of the $40.3 million paid in connection with the Acquisition.

    On April 30, 1998 the Company negotiated a $15 million revolving line of credit facility with a new lender bearing a maturity date of April 30, 2001. Interest on the borrowings under the facility may be based on the prime rate minus one percent (1%), Eurodollar loan or the Federal Funds rate. At December 31, 1998, the unused portion of the line of credit was $5.7 million. The weighted average interest rate on the outstanding line of credit for 1998 was 6.4%. Total interest expense in 1998 and 1997 was $491,000 and $161,000 respectively. Repayment of this debt is expected to be funded by dividends from the operating subsidiaries.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants. The Company is in compliance with all covenants of the agreement as of December 31, 1998. The most restrictive covenant being the ratio of debt to equity. In addition, there is a commitment fee of .25 per annum charged for the unused portion of the total credit facility.

INCOME TAXES

    The Company's federal income tax returns for all periods prior to the Acquisition were consolidated with those of its former owner. Income tax expenses were computed on a separate company basis.

    For the period April 17, 1997, through July 29, 1997, American Country and Financial Services filed a consolidated return with its previous parent, American Country Holdings Corp.

    Effective with the acquisition on July 29, 1997, the Company files a consolidated return with its subsidiaries, and accordingly the Company has executed a tax sharing agreement, which requires the subsidiaries to pay the Company amounts equal to the federal income tax that would be payable if the subsidiaries filed on a stand-alone basis.

    Management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully utilize recorded tax benefits.

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

                                                                RATIO OF TOTAL ADJUSTED CAPITAL TO
                                                                   AUTHORIZED CONTROL LEVEL RBC
REGULATORY EVENT                                                      (LESS THAN OR EQUAL TO)
--------------------------------------------------------------  -----------------------------------

Company action level..........................................                       2*

Regulatory action level.......................................                     1.5

Authorized control level......................................                       1

Mandatory control level.......................................                     0.7

------------------------

 *  Or, 2.5 with negative trend.

    The ratios of total adjusted capital to authorized control level RBC for American Company were in excess of their required amounts at both December 31, 1998 and 1997.

    The NAIC recently completed its process of recodifying statutory accounting practices ("codification"), the result of which is the only source of "prescribed" statutory accounting practices after adoption by the state of domicile. It is expected that codification will be adopted by the State of Illinois and be implemented in 2001, which will likely change, to some extent, prescribed, statutory accounting practices, and may result in changes in the Company's insurance subsidiary's statutory surplus.

    The purpose of these regulatory efforts at all levels is to improve the solvency of insurers. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately capitalized to compete in an environment of more stringent regulation.

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

    Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The Company disclaims any obligation to update forward-looking information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements on Page F-1.

                               SUPPLEMENTAL DATA

         Unaudited Quarterly Results of American Country Holdings Inc. and
                                  Subsidiaries

    The following is a summary of unaudited quarterly results of operations for 1998 and 1997 (in thousands, except per share data):

                                                                     1998                                  1997
                                               ------------------------------------------------  ------------------------
                                                MARCH 31      JUNE 30     SEPT. 30     DEC. 31    MARCH 31      JUNE 30
                                               -----------  -----------  -----------  ---------  -----------  -----------
Net premiums earned..........................   $  13,129    $  13,876    $  14,054   $  15,076   $  14,823    $  14,677
Total net investment income..................       1,747        1,841        1,709       1,837       1,699        1,636
Income before income tax.....................       1,654        1,572          929       2,806        (478)       1,061
Net income (loss)............................       1,180          969        1,034       2,193        (118)         642
Per share data: Basic earnings per common
  share......................................        0.04         0.03         0.03        0.07        0.00         0.02
Diluted earnings per common share............        0.04         0.03         0.03        0.07        0.00         0.02


                                                SEPT. 30     DEC. 31
                                               -----------  ---------
Net premiums earned..........................   $  15,397   $  14,917
Total net investment income..................       1,880       1,810
Income before income tax.....................         195       1,784
Net income (loss)............................         297       1,248
Per share data: Basic earnings per common
  share......................................        0.01        0.04
Diluted earnings per common share............        0.01        0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On January 15, 1998 the Board of Directors of the Company, upon the advice of its Audit Committee, elected to not retain Ernst & Young LLP as its independent auditors, effective for fiscal year 1998. The decision to change accountants was based upon a cost analysis of services provided. There were no disagreements between management of the Company and the former accountants on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures during the Company's two most recent fiscal years and any subsequent interim period through the date of dismissal. The accountant's reports on the financial statements of the Company for the 1996 and 1997 fiscal years were unqualified, not modified as to uncertainty, audit scope or accounting principles, and did not express any adverse opinion or disclaimer of opinion.

    In addition, on January 15, 1998, the Audit Committee recommended, and the Board of Directors approved, the appointment of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) as the Company's new independent accountants, effective for fiscal year 1998. The selection of PricewaterhouseCoopers was through a request for proposal process with no consideration requested or made on the application of accounting principles, the type of audit opinion that might be rendered on the financial statements, or any other factor for reaching a decision as to accounting, auditing or financial reporting issues.

    Prior to the Acquisition, Lazar, Levine & Company LLP was the Company's principal accountant to audit its financial statements. Lazar, Levine & Company LLP was replaced by Ernst & Young LLP effective July 29, 1997. Ernst & Young LLP had served as the auditors of American Country Insurance Company and its former parent, before the Acquisition.

    The reports of Lazar, Levine & Company LLP with respect to the Company's financial statements for the prior two fiscal years (which were included in the Annual Report on Form 10-K for the year ending December 31, 1996, but are not presented herein as a result of the reverse Acquisition) did not contain an adverse opinion or disclaimer of an opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, but in view of the acquisition by the Company of the assets of American Country and Financial Services, decided, upon the recommendation of its Board of Directors, it would be advisable to retain Ernst & Young LLP, who were then American Country's independent auditors, as its independent auditors effective after the closing of the Acquisition.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

          NAME                 AGE                                  OFFICE
-------------------------      ---      ---------------------------------------------------------------
Martin L. Solomon                  62   Chairman of the Board, President, CEO and Director
Edwin W. Elder III                 55   Exec. Vice President, COO and Director
William J. Barrett                 59   Director
James P. Byrne                     58   Treasurer, CFO and VP
Wilmer J. Thomas, Jr.              72   Director
William J. Shively                 49   Director
Ronald Jay Gold                    57   Secretary

    MARTIN L. SOLOMON has been the Chairman and Chief Executive Officer and a director of the Company since July 1997. He has been a Private investor since 1990. From 1988 to 1990 he was a Managing Director and general partner of Value Equity Associates, I, L.P., an investment partnership. From 1985 to 1987, Mr. Solomon was an investment analyst and portfolio manager with Steinhardt Partners, an investment partnership. From 1985 to 1996, Mr. Solomon was a Director and Vice-Chairman of the Board of Great Dane Holdings, Inc., a company engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance. Since 1990, Mr. Solomon has been a Director of XTRA Corp., a lessor of truck trailers, marine containers, and intermodal equipment. In May 1996 he was appointed a Director of Hexel Corp. and, since June 1997, Mr. Solomon has been a Director of Telephone and Data Systems, Inc., a diversified telecommunications service company with established wireless and wireline operations. Effective March 1999, Mr. Solomon was named a director of MFN Financial Corporation, a consumer finance company. Mr. Solomon is also a director of various privately held corporation and civic organizations.

    EDWIN W. ELDER has been President and a director of American Country since 1993. From 1985 to 1993, he served as Senior Vice President of Operations for Employer's Health Insurance Company and IDS Property Casualty. Mr. Elder has 29 years of experience in the insurance industry and started his career with State Farm Insurance Company after leaving the United States Army, where he attained the rank of Captain. He is a CPCU and an FLMI. Mr. Elder has served as a director of the Company since July 1997.

    WILLIAM J. BARRETT served as a director of The Western Systems Corp. and, subsequent to the Acquisition, the Company, since January 1992. Mr. Barrett has been employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. Mr. Barrett is a director of the following publicly held corporations: Supreme Industries, Inc., a specialized truck body manufacturer; Fredericks of Hollywood, Inc., an apparel marketing company; Shelter Components Corporation, a supplier to the manufactured housing and recreation vehicle industries and a manufacturer of bathrooms products; and TGC Industries, Inc., a provider of geophysical services to the oil and gas industries. Mr. Barrett served as the Secretary of the Company until from August 1992 until March 9, 1999.

    JAMES P. BYRNE has served as Vice President and Controller of American Country since 1988, and has 30 years of experience in the insurance industry. From 1984 to 1988, Mr. Byrne served as President and Treasurer of Fairlin Associates/Reliable Insurance Company and, from 1971 to 1984, as Treasurer of State Security Insurance Company in Chicago. Mr. Byrne is a member of the Society of Insurance Accountants and Insurance Accounting and Systems Association, and is a licensed insurance producer in the State of Illinois.

    WILMER J. THOMAS, JR. is a private investor and financial consultant. He has served as a director of the Company since July 1997. From 1989 to 1996, Mr. Thomas was a director and Vice President of Great Dane Holdings Inc. (former parent of American Country), formerly in the business of manufacturing truck trailers and automobile stampings, leasing taxis, and through American Country, property and casualty insurance. Mr. Thomas is a director of Moore Medical Corp., a publicly held pharmaceutical and surgical supply company.

    WILLIAM J. SHIVELY, has served as President and CEO of Tower Hill Insurance Group, Inc. (formerly Mobile Home Insurance Associates) since 1975. Tower Hill Insurance is a Florida based insurance agency specializing in writing manufactured residential and home insurance. Mr. Shilvey became a director of the Company in November 1998.

    RONALD J. GOLD became Secretary of the Company on March 9, 1999. Mr. Gold has been an attorney in the legal department of American Country since 1968. Since 1993, he has served as the Secretary of American Country and the senior attorney in American Country's legal department.

    All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

ITEM 11. EXECUTIVE COMPENSATION.

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive Proxy Statement for its annual meeting of stockholders to be held on May 18, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

    List of documents filed as part of this report.

(a)(1)     Financial Statements and Schedules.
           See List of Financial Statements and Financial Statement Schedules on page F-1.

(a)(2)     The following consolidated financial statement schedules of the Company listed below are contained in the index to Financial Statement Schedules on page F-1 herein:

           Schedule II    Condensed Financial Information of Registrant
           Schedule IV   Reinsurance
           Schedule V    Valuation and Qualifying Accounts
           Schedule VI   Supplemental Information concerning Property/Casualty Insurance
           Operations

(b)        Reports on Form 8-K.
           There were no reports on Form 8-K filed in the fourth quarter of 1998.

(c)        Exhibits. See Exhibit Index immediately following financial statement schedules.

(d)        Financial statements, fifty percent or less owned persons. Not applicable.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2), (C), AND (D)
              LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1998

                         AMERICAN COUNTRY HOLDINGS INC.
                               CHICAGO, ILLINOIS

ITEM 14.

Report of Independent Accountants on Financial Statement Schedules...................        F-2

Schedule II   Condensed Balance Sheet................................................        F-3

              Condensed Statement of Income..........................................        F-4

              Condensed Statement of Cash Flows......................................        F-5

              Condensed Statement of Stockholders' Equity............................        F-6

Schedule IV   Reinsurance............................................................        F-8

Schedule V    Valuation and Qualifying Accounts......................................        F-9

Schedule VI   Supplemental Information Concerning Property/
              Casualty Insurance Operations..........................................       F-10

Reports of Independent Accountants...................................................       F-11

Consolidated Balance Sheets..........................................................       F-13

Consolidated Statements of Income....................................................       F-14

Consolidated Statements of Stockholders' Equity......................................       F-15

Consolidated Statements of Cash Flows................................................       F-16

Notes to Consolidated Financial Statements...........................................       F-17

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
American Country Holdings Inc.

    Our audits of the consolidated financial statements referred to in our report dated January 29, 1999 appearing under Item 14(a)(1) of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K, as of December 31, 1998 and for the year then ended. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of the Company as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated February 20, 1998 expressed an unqualified opinion on those financial statement schedules.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 29, 1999

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
Cash and cash equivalents...................................................................  $      22  $     183
Investments in subsidiaries:
  American Country Insurance Company........................................................     47,769     42,633
  American Country Financial Services Corp..................................................      1,806      1,659
  American Country Professional Services Corp...............................................         10         --
Deferred Income Taxes.......................................................................        506         --
Due from subsidiaries.......................................................................        977        169
Prepaid Expenses............................................................................         28         33
                                                                                              ---------  ---------
                                                                                              $  51,118  $  44,677
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued expenses............................................................................  $     187  $     477
Income taxes payable........................................................................        411      2,814
Notes payable--from subsidiary..............................................................         97      1,310
Deferred income taxes.......................................................................         --        136
Note payable................................................................................      9,300      4,800
                                                                                              ---------  ---------
                                                                                                  9,995      9,537
                                                                                              ---------  ---------
Stockholders' equity:
Common stock -- $.01 par value. Authorized 60,000 shares
  Issued and outstanding: 1998
  32,045,214; 1997 - 32,036,000.............................................................        320        320
Preferred stock.............................................................................
  Authorized -2,000,000 shares
    Issued and outstanding shares: 0                                                                 --         --
Additional paid in capital..................................................................     36,864     36,848
Accumulated other comprehensive income......................................................      2,553      1,963
Retained earnings (deficit).................................................................      1,385     (3,991)
                                                                                              ---------  ---------
    Total equity............................................................................     41,122     35,140
                                                                                              ---------  ---------
                                                                                              $  51,118  $  44,677
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                         CONDENSED STATEMENTS OF INCOME

                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED    PERIOD JULY 29
                                                                                     DECEMBER 31,    -DECEMBER 31,
                                                                                         1998            1997
                                                                                     -------------  ---------------
REVENUES
Net investment income..............................................................    $       3       $       7
Management fees from subsidiaries..................................................          900             250
                                                                                          ------          ------
      Total Revenues...............................................................          903             257
                                                                                          ------          ------

EXPENSES
General and administrative expenses................................................          737             186
Interest expense...................................................................          579             171
                                                                                          ------          ------
      Total Expenses...............................................................        1,316             357
                                                                                          ------          ------
Loss before income tax benefit and equity in undistributed income of
  subsidiaries.....................................................................         (414)           (100)
Income tax benefit.................................................................         (649)            (47)
                                                                                          ------          ------
Loss before equity in undistributed income of subsidiaries.........................          235             (53)
Undistributed income of subsidiaries...............................................        5,141           1,344
                                                                                          ------          ------
Net income.........................................................................    $   5,376       $   1,291
                                                                                          ------          ------
                                                                                          ------          ------

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)

                                                                                                    PERIOD JULY
                                                                                      YEAR ENDED        29-
                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1998           1997
                                                                                     ------------  --------------
Net cash provided by (used in) operating activities................................   $   (4,667)    $      361

Investing Activities:
  Business combination--net of cash acquired.......................................           --        (31,862)
  Capitalization of subsidiary.....................................................          (10)            --
                                                                                     ------------  --------------
Net cash provided by (used in) investing activities................................          (10)       (31,862)

Financing activities:
  Proceeds from note payable.......................................................        4,500          4,800
  Issuance of common stock.........................................................           --         26,667
  Exercise of options and warrants.................................................           16            217
                                                                                     ------------  --------------
Net cash provided by financing activities..........................................        4,516         31,684
                                                                                     ------------  --------------
Net increase (decrease) in cash....................................................         (161)           183
Cash at beginning of year..........................................................          183             --
                                                                                     ------------  --------------
Cash at end of year................................................................   $       22     $      183
                                                                                     ------------  --------------
                                                                                     ------------  --------------

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)

             FOR THE PERIOD JULY 29, 1997 THROUGH DECEMBER 31, 1998

                                                                                           ACCUMULATED
                                                    NUMBER                  ADDITIONAL        OTHER        RETAINED        TOTAL
                                                      OF         COMMON       PAID-IN     COMPREHENSIVE    EARNINGS    STOCKHOLDERS'
                                                    SHARES        STOCK       CAPITAL        INCOME        (DEFICIT)      EQUITY
                                                  -----------  -----------  -----------  ---------------  -----------  -------------
Balance at beginning of period:
July 29, 1997 pre-acquisition...................       7,903    $      79    $  10,205      $       0      $  (1,548)    $   8,736
Adjustment for reverse acquisition..............           0            0            0          3,398         (3,734)         (336)
Issuance of additional shares...................      24,001          240       26,427              0              0        26,667
                                                  -----------       -----   -----------       -------     -----------  -------------
Adjusted beginning balance at July 29, 1997.....      31,904          319       36,632          3,398         (5,282)       35,067

Comprehensive income, net of tax:
Net income (for period from July 29, 1997 to
  December 31, 1997)............................           0            0            0              0          1,291         1,291
Change in net unrealized investment gains (net
  of applicable income tax of $(207))...........           0            0            0           (403)             0          (403)
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(548))................................           0            0            0         (1,065)             0        (1,065)
Other...........................................           0            0            0             33              0            33
                                                                                                                       -------------
Total comprehensive income......................                                                                              (144)
Issuance of additional shares upon exercise of
  options and warrants..........................         132            1          216              0              0           217
                                                  -----------       -----   -----------       -------     -----------  -------------

Balance at December 31, 1997....................      32,036    $     320    $  36,848      $   1,963      $  (3,991)    $  35,140
Comprehensive income, net of tax:
Net income......................................           0            0            0              0          5,376         5,376
Change in net unrealized investment gains (net
  of applicable income tax of $862).............           0            0            0          1,558              0         1,558
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(503))................................           0            0            0           (976)             0          (976)
Other...........................................           0            0            0              8              0             8
                                                                                                                       -------------
Total comprehensive income......................                                                                             5,966
Issuance of additional shares upon exercise of
  options and warrants..........................           9            0           16              0              0            16
                                                  -----------       -----   -----------       -------     -----------  -------------

Balance at December 31, 1998....................      32,045    $     320    $  36,864      $   2,553      $   1,385     $  41,122
                                                  -----------       -----   -----------       -------     -----------  -------------
                                                  -----------       -----   -----------       -------     -----------  -------------

See Notes to Consolidated Financial Statements.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         AMERICAN COUNTRY HOLDINGS INC.
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    1. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

    2. As discussed in Note 1 to the consolidated financial statements, on July 29, 1997, the Registrant entered into a business combination with American Country Insurance Company ("American Country") that was accounted for as a reverse acquisition (the "Acquisition"). As a result, the historical financial statements of the Registrant prior to July 29, 1997 are those of American Country. The Registrant is the parent company of American Country only from the date of the Acquisition. Accordingly, the condensed financial statements of the parent company only included herein reflect the period from July 29, 1997 through December 31, 1998. The Company has presented a condensed statement of stockholders' equity for purposes of disclosing the beginning equity balances of the Registrant when it became the parent company of American Country.

                            SCHEDULE IV--REINSURANCE

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                        COL. A                            COL. B             COL. C            COL. D        COL. E
-------------------------------------------------------  ---------  ------------------------  ---------  ---------------
                                                                         A
                                                                                      B                    PERCENTAGE
                                                                     CEDED TO      ASSUMED                  OF AMOUNT
                                                                       OTHER     FROM OTHER      NET         ASSUMED
DESCRIPTION                                               DIRECT     COMPANIES    COMPANIES    AMOUNT        TO NET
-------------------------------------------------------  ---------  -----------  -----------  ---------  ---------------
Year ended December 31, 1998
  Premiums written.....................................  $  65,180   $  11,210    $   2,891   $  56,861           5.1%
                                                                                                                   --
                                                                                                                   --
                                                         ---------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  ---------
Year ended December 31, 1997
  Premiums written.....................................  $  67,576   $   8,338    $     840   $  60,078           1.4%
                                                                                                                   --
                                                                                                                   --
                                                         ---------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  ---------
Year ended December 31, 1996
  Premiums written.....................................  $  66,622   $   7,068    $   1,206   $  60,760           2.0%
                                                                                                                   --
                                                                                                                   --
                                                         ---------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  ---------

                                   SCHEDULE V

                       VALUATION AND QUALIFYING ACCOUNTS

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                     COL. C
                                                        COL. A        COL. B      -------------     COL. D        COL. E
                                                      -----------  -------------   CHARGED TO    -------------  -----------
                                                      BALANCE AT    CHARGED TO        OTHER           (A)       BALANCE AT
                                                       BEGINNING     COSTS AND      ACCOUNTS      DEDUCTIONS      END OF
DESCRIPTION                                            OF PERIOD     EXPENSES      (DESCRIBE)     (DESCRIBE)      PERIOD
----------------------------------------------------  -----------  -------------  -------------  -------------  -----------
Year ended December 31, 1998
  Reserves and allowances deducted from asset
    accounts:
    Allowance for bad debts.........................   $    (265)    $     (96)                    $      99     $    (262)
    Provision for possible uncollectible reinsurance
      recoveries
Year ended December 31, 1997
  Reserves and allowances deducted from asset
    accounts:
    Allowance for bad debts.........................   $    (155)    $     (94)                    $     (16)    $    (265)
    Provision for possible uncollectible reinsurance
      recoveries
Year ended December 31, 1996
  Reserves and allowances deducted from asset
    accounts:
    Allowance for bad debts.........................   $     (22)    $     (84)                    $     (49)    $    (155)
    Provision for possible uncollectible reinsurance
      recoveries

------------------------

(A) Amounts charged off less recoveries.

                     SCHEDULE VI--SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                            DECEMBER 31,                                            YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------  --------------------------------------------------
  COL. A       COL. B       COL. C          COL. D          COL. E       COL. F       COL. G              COL. H
-----------  -----------  -----------  -----------------  -----------  -----------  -----------  ------------------------

                                                                                                     LOSSES AND LOSS
                                                                                                   ADJUSTMENT EXPENSES
                                                                                                 ------------------------
                           RESERVES
                          FOR UNPAID       DISCOUNT,
              DEFERRED     AND CLAIM        IF ANY,                                  TOTAL NET    INCURRED
               POLICY     ADJUSTMENT      DEDUCTED IN      UNEARNED      EARNED     INVESTMENT     CURRENT    RELATED TO
    PERIOD   ACQUISITION   EXPENSES        COLUMN C        PREMIUMS     PREMIUMS      INCOME        YEAR      PRIOR YEAR
-----------  -----------  -----------  -----------------  -----------  -----------  -----------  -----------  -----------
 1998.....    $   2,355    $  92,417              --       $  14,461    $  56,135    $   7,134    $  44,244    $     434
 1997.....        2,544       99,087              --          13,413       59,814        7,025       53,613         (464)
 1996.....        2,866       90,965              --          13,243       60,550        7,032       47,878          967


-----------
  COL. A        COL. I        COL. J       COL. K
-----------  -------------  -----------  -----------

             AMORTIZATION
              OF DEFERRED   PAID LOSSES
                POLICY       AND LOSS
              ACQUISITION   ADJUSTMENT    PREMIUMS
    PERIOD       COSTS       EXPENSES      WRITTEN
-----------  -------------  -----------  -----------
 1998.....     $   8,804     $  48,186    $  56,861
 1997.....         9,104        48,626       60,078
 1996.....         8,993        43,977       60,760

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Country Holdings Inc.

    In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, stockholders equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of American Country Holdings Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated February 24, 1998 expressed an unqualified opinion on those statements.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 29, 1999

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
American Country Holdings Inc.

We have audited the accompanying consolidated balance sheet of American Country Holdings Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Country Holdings Inc. at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             [SIG]

Chicago, Illinois
February 24, 1998

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
ASSETS
Investments (NOTES 2 AND 3):
Available-for-sale:
  Fixed maturities--At fair value (amortized cost: 1998--$122,010,000; 1997--
    $117,542,000).........................................................................  $  125,086  $  119,476
  Equity securities--At fair value (cost: 1998--$353,000; 1997--$1,487,000)...............         402       1,622
Collateral loans (at amortized cost, which approximates fair value).......................         540          --
                                                                                            ----------  ----------
Total investments.........................................................................     126,028     121,098
Cash and cash equivalents.................................................................      10,353       8,499
Premiums receivable (net of allowance: 1998--$262,000; 1997--$265,000)....................       7,378       7,021
Reinsurance recoverable...................................................................      13,402      16,254
Deferred income taxes.....................................................................       3,624       3,899
Deferred policy acquisition costs.........................................................       2,355       2,544
Accrued investment income.................................................................       1,705       1,765
Property and equipment....................................................................         820         882
Other assets..............................................................................       2,640         699
                                                                                            ----------  ----------
Total assets..............................................................................  $  168,305  $  162,661
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses..............................................  $   92,417  $   99,087
  Unearned premiums.......................................................................      14,461      13,413
  Note payable (NOTE 8)...................................................................       9,300       4,800
  Accrued expenses........................................................................       3,854       4,501
  Premium deposits........................................................................       2,894         691
  Drafts outstanding......................................................................       3,792       2,335
  Income taxes payable....................................................................         465       2,694
                                                                                            ----------  ----------
Total liabilities.........................................................................     127,183     127,521
Commitments and contingent liabilities (NOTES 11 AND 12)
Stockholders' equity (NOTES 1 AND 7):
  Common Stock--$.01 par value. Authorized--60,000,000 shares
    Issued and outstanding shares: 1998--32,045,214; 1997--32,036,000.....................         320         320
  Preferred Stock Authorized--2,000,000 shares............................................
    Issued and outstanding shares: 0......................................................          --          --
  Additional paid-in capital..............................................................      36,864      36,848
  Accumulated other comprehensive income..................................................       2,553       1,963
  Retained earnings (deficit).............................................................       1,385      (3,991)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      41,122      35,140
                                                                                            ----------  ----------
                                                                                            $  168,305  $  162,661
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE DATA)
REVENUES
Premiums earned..................................................................  $  56,135  $  59,814  $  60,550
Net investment income............................................................      7,134      7,025      7,032
Net realized gains on investments................................................      1,479      1,613        915
Other income.....................................................................        315        331        219
                                                                                   ---------  ---------  ---------
Total revenues...................................................................     65,063     68,783     68,716

LOSSES AND EXPENSES
Losses and loss adjustment expenses..............................................     44,679     53,149     48,845
Amortization of deferred policy acquisition costs................................      8,804      9,104      8,993
Administrative and general expenses..............................................      4,619      3,968      3,867
                                                                                   ---------  ---------  ---------
Total losses and expenses........................................................     58,102     66,221     61,705
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      6,961      2,562      7,011
Provision for income tax (NOTE 5):

  Current........................................................................      1,374      4,163      2,320
  Deferred (credit)..............................................................        211     (3,670)      (334)
                                                                                   ---------  ---------  ---------
                                                                                       1,585        493      1,986
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   5,376  $   2,069  $   5,025
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and dilutive earnings per share............................................  $     .17  $     .06  $     .14
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                     NUMBER                  ADDITIONAL        OTHER        RETAINED
                                                       OF         COMMON       PAID-IN     COMPREHENSIVE    EARNINGS
                                                     SHARES        STOCK       CAPITAL        INCOME        (DEFICIT)
                                                   -----------  -----------  -----------  ---------------  -----------
Balance at January 1, 1996.......................      35,557    $     356    $     621      $   2,187      $  36,903
Comprehensive income, net of tax:
Net income.......................................           0            0            0              0          5,025
Change in net unrealized investment gains (net of
  applicable income taxes of $(363)).............           0            0            0           (673)             0
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(320)).................................           0            0            0           (595)             0
                                                   -----------       -----   -----------        ------     -----------
Total comprehensive income.......................           0            0            0         (1,268)         5,025
Pension liability resulting from plan split-up...           0            0         (621)             0           (266)
Dividends to stockholders........................           0            0            0              0         (2,500)
                                                   -----------       -----   -----------        ------     -----------
Balance at December 31, 1996.....................      35,557          356            0            919         39,162
Comprehensive income, net of tax:
Net income.......................................           0            0            0              0          2,069
Change in net unrealized investment gains (net of
  applicable income taxes of $904)...............           0            0            0          2,076              0
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(548)).................................           0            0            0         (1,065)             0
Other............................................           0            0            0             33              0
Total comprehensive income.......................
Redemption of shares recognized as part of
  reverse acquisition............................     (35,557)        (356)           0              0        (39,894)
Acquisition of Western Systems...................       7,903           79       10,205              0         (5,328)
Issuance of additional shares....................      24,001          240       26,427              0              0
Issuance of additional shares upon exercise of
  options and warrants...........................         132            1          216              0              0
                                                   -----------       -----   -----------        ------     -----------
Balance at December 31, 1997.....................      32,036          320       36,848          1,963         (3,991)
Comprehensive income, net of tax:
Net income.......................................           0            0            0              0          5,376
Change in net unrealized investment gains (net of
  applicable income taxes of $862)...............           0            0            0          1,558              0
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(503)).................................           0            0            0           (976)             0
Other                                                       0            0            0              8              0
Total comprehensive income.......................
Issuance of additional shares upon exercise of
  options and warrants...........................           9            0           16              0              0
                                                   -----------       -----   -----------        ------     -----------
Balance at December 31, 1998.....................      32,045    $     320    $  36,864      $   2,553      $   1,385
                                                   -----------       -----   -----------        ------     -----------
                                                   -----------       -----   -----------        ------     -----------


                                                       TOTAL
                                                   STOCKHOLDERS'
                                                      EQUITY
                                                   -------------
Balance at January 1, 1996.......................    $  40,067
Comprehensive income, net of tax:
Net income.......................................        5,025
Change in net unrealized investment gains (net of
  applicable income taxes of $(363)).............         (673)
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(320)).................................         (595)
                                                   -------------
Total comprehensive income.......................        3,757
Pension liability resulting from plan split-up...         (887)
Dividends to stockholders........................       (2,500)
                                                   -------------
Balance at December 31, 1996.....................       40,437
Comprehensive income, net of tax:
Net income.......................................        2,069
Change in net unrealized investment gains (net of
  applicable income taxes of $904)...............        2,076
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(548)).................................       (1,065)
Other............................................           33
                                                   -------------
Total comprehensive income.......................        3,113
Redemption of shares recognized as part of
  reverse acquisition............................      (40,250)
Acquisition of Western Systems...................        4,956
Issuance of additional shares....................       26,667
Issuance of additional shares upon exercise of
  options and warrants...........................          217
                                                   -------------
Balance at December 31, 1997.....................       35,140
Comprehensive income, net of tax:
Net income.......................................        5,376
Change in net unrealized investment gains (net of
  applicable income taxes of $862)...............        1,558
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(503)).................................         (976)
Other                                                        8
                                                   -------------
Total comprehensive income.......................        5,966
Issuance of additional shares upon exercise of
  options and warrants...........................           16
                                                   -------------
Balance at December 31, 1998.....................    $  41,122
                                                   -------------
                                                   -------------

See Notes to Consolidated Financial Statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------

                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.....................................................................  $    5,376  $    2,069  $   5,025
Adjustments to reconcile net income to net cash provided by operating activities:
  Change in premiums receivables and reinsurance recoverables..................       2,495      (4,613)    (6,203)
  Change in reserve for unpaid losses and loss adjustment expenses.............      (6,670)      8,122      9,332
  Change in reserve for unearned premiums......................................       1,048         170        274
  Amortization of deferred policy acquisition costs............................       8,804       9,104      8,993
  Deferred policy acquisition costs capitalized................................      (8,614)     (8,782)    (8,888)
  Net realized gains on investments............................................      (1,479)     (1,613)      (915)
  Provision for depreciation...................................................         315         308        252
  Change in accrued expenses...................................................        (647)       (893)     1,632
  Change in income taxes payable...............................................      (2,229)      2,329        365
  Change in other assets and liabilities.......................................       1,991      (2,245)    (2,437)
                                                                                 ----------  ----------  ---------
Net cash provided by operating activities......................................         390       3,956      7,430
                                                                                 ----------  ----------  ---------

INVESTING ACTIVITIES
Fixed maturities--Available-for-sale:
  Purchases....................................................................    (193,727)   (141,633)   (22,924)
  Sales........................................................................     174,614     109,758        592
  Maturities, calls, and prepayments...........................................      15,855      10,038      5,965
Equity securities--Available-for-sale:
  Purchases....................................................................          --      (1,968)    (2,595)
  Sales........................................................................          --      10,646      5,193
  Maturities, calls, and prepayments...........................................       1,238          --         --
Fixed maturities--Held-to-maturity:
  Purchases....................................................................          --          --       (482)
  Maturities, calls, and prepayments...........................................          --       4,715      8,252
Net sales of short-term investments............................................           7       1,230      3,314
Sale or maturity of other investments..........................................         262       2,562      1,066
Property and equipment and other...............................................      (1,301)       (496)       (55)
Business combination--Net of cash acquired.....................................          --     (31,862)        --
                                                                                 ----------  ----------  ---------
Net cash used by investing activities..........................................      (3,052)    (37,009)    (1,674)
                                                                                 ----------  ----------  ---------

FINANCING ACTIVITIES
Proceeds from note payable.....................................................       4,500       4,800         --
Issuance of common stock.......................................................          --      26,667         --
Options and warrants exercised.................................................          16         217         --
Dividends paid to stockholders.................................................          --          --     (2,500)
                                                                                 ----------  ----------  ---------
Net cash provided (used) by financing activities...............................       4,516      31,684     (2,500)
                                                                                 ----------  ----------  ---------
Net increase (decrease) in cash................................................       1,854      (1,369)     3,256
Cash at beginning of year......................................................       8,499       9,868      6,612
                                                                                 ----------  ----------  ---------
Cash at end of year............................................................  $   10,353  $    8,499  $   9,868
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION.

    BUSINESS COMBINATION

    On July 29, 1997, The Western Systems Corp. (Western Systems) acquired substantially all the assets and assumed substantially all the liabilities of American Country Insurance Company (American Country) and its wholly owned subsidiary, American Country Financial Services Corp. (Financial Services) for a purchase price of $40,300,000 (the "Acquisition"). Financing for the Acquisition was provided by Western Systems' cash on hand, the issuance of Western Systems common stock, and a line-of-credit agreement. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. (ACHI or the Company) to better reflect its core property and casualty and premium finance businesses.

    For financial reporting purposes, because certain former shareholders of the previous Parent of American Country acquired a 50% interest in the Company as a result of purchasing shares of common stock that were issued in connection with the Acquisition, the business combination has been accounted for as a reverse Acquisition whereby American Country was deemed to have acquired the Company. Financial statements for the Company for periods prior to the business combination date (July 29, 1997), are those of American Country. The operations of the Company are included in the accompanying financial statements from the date of the business combination. The Acquisition was accounted for by the purchase method.

    The valuation of ACHI assets and liabilities were recorded at fair market value that is consistent with their historical book value based on the nature of the transaction. The following pro forma data is presented as if the Acquisition had occurred on January 1, 1997:

                                                                                     YEAR ENDED DECEMBER
                                                                                              31
                                                                                     --------------------
                                                                                        (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE
                                                                                            DATA)
                                                                                       1997       1996
                                                                                     ---------  ---------

Revenues...........................................................................  $  68,783  $  68,716
Net income.........................................................................      1,769      4,528
Basic and dilutive earnings per share..............................................        .05        .13

    NATURE OF OPERATIONS

    American Country is a property and casualty insurance company, domiciled in the State of Illinois, which underwrites and markets specialty transportation, commercial, and personal lines of insurance. Transportation lines, principally liability and collision coverage for taxicabs and limousine companies, accounted for approximately 52% of American Country's 1998 gross premiums written. Other commercial lines, principally workers' compensation, multiperil and auto liability and physical damage accounted for approximately 33% of American Country's gross premiums written in 1998. Hospitality lines, which include coverage for restaurants, taverns and banquet halls accounted for 11% of total gross premiums written in 1998. Personal lines, primarily auto and homeowners' policies, accounted for the balance. American Country Financial Services Corp. operates principally as a premium finance company. Formed in 1998, American Country Professional Services Corp. (Professional Services) is a claims servicing company. Professional Services was essentially inactive in 1998. The Company's business segments are defined in Note 14.

    Yellow Cab Company was an affiliate of American Country prior to December 31, 1996, and accounted for $11,953,000, $10,972,000, and $11,299,000 of premiums earned in 1998, 1997, and 1996,

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

1.  ORGANIZATION. (CONTINUED)
respectively. In addition, included in premiums earned is $7,088,000, $7,447,000, and $7,590,000 in 1998, 1997, and 1996, respectively, related to
Checker Taxi members. The segment reporting of this income is under Transportation lines.

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

2.  SIGNIFICANT ACCOUNTING POLICIES.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts and operations of ACHI and its wholly owned subsidiaries, American Country, Financial Services and Professional Services. Significant intercompany accounts and transactions have been eliminated. American Country maintains its records in accordance with accounting practices prescribed or permitted by the Illinois Department of Insurance. In consolidating American Country, adjustments have been made to conform its accounts to GAAP.

    USE OF ESTIMATES AND CONCENTRATION OF RISK

    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses and fair market value of financial instruments, could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. American Country has a concentration of risk that is both geographic and customer-based in Chicago.

    PREMIUM REVENUE

    Premiums are earned pro rata over the terms of the policies. The reserve for unearned premiums is determined on a daily basis.

    LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and loss adjustment expenses (LAE) represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) necessary as experience develops or new information becomes known; such adjustments are included in current operations. Salvage and subrogation recoveries are accrued when the related losses are incurred.

    REINSURANCE

    Reinsurance premiums, losses, and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been reported as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance recoverables are reported relating to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments, in the event of failure to collect from the reinsurers.

    DEFERRED POLICY ACQUISITION COSTS

    Costs of acquiring new business, principally commissions and premium taxes, are deferred, subject to recoverability, and amortized as the related premium is earned. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists.

    INVESTMENTS

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires categorization of fixed maturities either as held to maturity, available for sale, or trading and equity securities as available for sale or trading.

    Fixed maturities (bonds and redeemable preferred stocks) that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks and nonredeemable preferred stocks) are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on fixed maturities available for sale and equity securities are excluded from income and are recorded directly to stockholders' equity as accumulated other comprehensive income, net of related deferred income taxes. The Company has not classified any fixed maturity or equity securities as trading.

    FASB Statement No. 115 allows companies to transfer securities between categories for events that are isolated, nonrecurring, and unusual that could not have been reasonably anticipated. Accordingly, in connection with the Acquisition, the Company chose to reclassify all held to maturity securities to available for sale. As a result, the Company transferred securities with amortized costs of $23,000,000 of held-to-maturity fixed maturities to available for sale resulting in a $300,000 increase to unrealized investment gains. The Company no longer holds any fixed maturities as held-to-maturity.

    Mortgage and collateral loans are carried at amortized cost. Short-term investments are carried at cost, which approximates fair value, and include investments with maturities of less than one year at the date of acquisition.

    Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturities and mortgage loans, adjusted for any amortization of discount or premium, is recorded as income when earned and includes adjustments resulting from anticipated prepayments of collateralized

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) mortgage obligations. Investment expenses are accrued as incurred. Realized investment gains or losses are computed using specific costs of securities sold, and include write-downs on investments having an other-than-temporary decline in value.

    INCOME TAXES

    American Country's federal income tax return was consolidated with Great Dane Holdings Inc. and subsidiaries for the years ending December 31, 1995 and 1996, and for the period January 1, 1997 to April 16, 1997. Income tax expense during those periods was computed on a separate company basis.

    For the period April 17, 1997 through July 29, 1997, American Country has filed a consolidated return with its then Parent, American Country Holdings Corp. Effective with the Acquisition the Company files its tax return on a consolidated basis with its subsidiaries.

    Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

    PROPERTY AND EQUIPMENT

    Property and equipment, primarily data processing equipment and leasehold improvements, are reported at depreciated cost, with depreciation recorded on a straight-line basis with lives of five years for data processing equipment and a range of six to eleven years for leasehold improvements. Accumulated depreciation amounted to $3,123,000 and $2,853,000 at December 31, 1998 and 1997, respectively.

    Depreciation expense amounted to $315,000, $308,000 and $252,000 for the years 1998, 1997 and 1996 respectively.

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

    EARNINGS PER SHARE

    Basic earnings per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effect of options and warrants. Dilutive earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) using the average market price for the period. Earnings per share is calculated as follows (in thousands, except per share data):

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Net income.......................................................  $   5,376  $   2,069  $   5,025
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Weighted average basic shares outstanding........................     32,043     34,028     35,557
Shares for options and warrants..................................        247        431         --
                                                                   ---------  ---------  ---------
Dilutive shares outstanding......................................     32,290     34,459     35,557
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Basic earnings per share.........................................  $     .17  $     .06  $     .14
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Dilutive earnings per share......................................  $     .17  $     .06  $     .14
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

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

    ACCOUNTING CHANGES

    In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1997. This Statement establishes standards for providing disclosures related to products and services, geographic area, and major customers. The Company has adopted these statements in its 1998 financial statements as required and restated prior year financial statements. Implementation of these statements did not have any effect on the Company's stockholders' equity or net income.

    RECLASSIFICATION

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

3.  INVESTMENTS

    The components of net investment income are as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Fixed maturities.................................................  $   7,313  $   6,724  $   6,496
Equity securities................................................         64        524        695
Short-term investments...........................................        331        678        356
Other............................................................        128        224        299
                                                                   ---------  ---------  ---------
Gross investment income..........................................      7,836      8,150      7,846
Investment expenses..............................................        702      1,125        814
                                                                   ---------  ---------  ---------
Net investment income............................................  $   7,134  $   7,025  $   7,032
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Realized gains on investments are as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------

                                                                            (IN THOUSANDS)
Fixed maturities:
  Gross gains.....................................................  $   1,661  $   1,053  $      61
  Gross losses....................................................       (286)      (213)        (7)
  Equity securities:
  Gross gains.....................................................        111        904        991
  Gross losses....................................................         (7)      (131)      (130)
                                                                    ---------  ---------  ---------
                                                                    $   1,479  $   1,613  $     915
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    The components of net unrealized investment gains, included in other comprehensive income, are as follows:

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------

                                                                           (IN THOUSANDS)
Fixed maturities available-for-sale..............................  $   3,077  $   1,934  $   1,064
Equity securities available-for-sale.............................         48        135        350
Deferred tax charge..............................................       (613)      (139)      (495)
                                                                   ---------  ---------  ---------
Net unrealized investment gains (losses).........................  $   2,512  $   1,930  $     919
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    In connection with the Acquisition, the tax basis of certain assets and liabilities changed. As a result, the deferred tax charge related to the net unrealized investment gains at December 31, 1997 of $139,000 does not represent the corporate federal income tax rate of 34%.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS (CONTINUED)

    The changes in net unrealized investment gains (losses) are as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------

                                                                                (IN THOUSANDS)
Fixed maturities available-for-sale.............................  $   1,028  $     870  $  (1,601)
Equity securities available-for-sale............................        (87)      (215)      (350)
Deferred tax credit (charge)....................................       (359)       356        683
                                                                  ---------  ---------  ---------
Total...........................................................  $     582  $   1,011  $  (1,268)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The change in net unrealized investment gains (losses) on fixed maturities held-to-maturity was, $(218,000) and $(596,000) for the years ended December 31, 1997, and 1996.

    The following is a summary of available-for-sale securities:

                                                                              GROSS UNREALIZED
                                                               AMORTIZED   ----------------------
                                                                  COST       GAINS      LOSSES     FAIR VALUE
                                                               ----------  ---------  -----------  ----------
                                                                               (IN THOUSANDS)
DECEMBER 31, 1998
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
  U.S. government............................................  $   15,626  $     519   $      13   $   16,132
  States and political subdivision...........................      37,513      1,194          10       38,697
  Foreign governments........................................       1,068         --           5        1,062
  Corporate securities.......................................      42,124      1,373          40       43,457
  Mortgage-backed securities.................................      25,679        230         172       25,738
                                                               ----------  ---------       -----   ----------
Total fixed maturities.......................................     122,010      3,316         240      125,086
Equity securities............................................         353         48          --          402
                                                               ----------  ---------       -----   ----------
Total........................................................  $  122,363  $   3,364   $     240   $  125,488
                                                               ----------  ---------       -----   ----------
                                                               ----------  ---------       -----   ----------
DECEMBER 31, 1997
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
  U.S. government............................................  $   21,105  $     233   $      10   $   21,328
  States and political subdivision...........................      37,001        775          76       37,700
  Foreign governments........................................         249         11          --          260
  Corporate securities.......................................      43,659      1,223         103       44,779
  Mortgage-backed securities.................................      15,528        149         268       15,409
                                                               ----------  ---------       -----   ----------
Total fixed maturities.......................................     117,542      2,391         457      119,476
Equity securities............................................       1,487        137           2        1,622
                                                               ----------  ---------       -----   ----------
Total........................................................  $  119,029  $   2,528   $     459   $  121,098
                                                               ----------  ---------       -----   ----------
                                                               ----------  ---------       -----   ----------

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

3.  INVESTMENTS (CONTINUED)

    The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 1998, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED      FAIR
                                                                           COST       VALUE
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Due in one year or less...............................................  $    4,552  $    4,608
Due after one year through five years.................................      40,717      41,685
Due after five years through ten years................................      29,453      30,525
Due after ten years...................................................      21,609      22,530
Mortgage-backed-securities............................................      25,679      25,738
                                                                        ----------  ----------
                                                                        $  122,010  $  125,086
                                                                        ----------  ----------
                                                                        ----------  ----------

    At December 31, 1998, investments in fixed maturities with an admitted asset value of $2,990,000 were on deposit with state insurance departments to satisfy regulatory requirements.

4.  REINSURANCE.

    Certain premiums and losses and LAE are assumed from, and ceded to, other insurance companies under various reinsurance agreements. Those agreements principally provide the Company with increased capacity to write larger risks and to maintain its exposure to loss within its capital resources.

    Assumed and ceded reinsurance arrangements are summarized as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
ASSUMED REINSURANCE
Premiums written.............................................  $   2,890  $     840  $   1,206
Premiums earned..............................................      1,870        862      1,344
Losses and LAE...............................................      1,437        598        495
Losses and LAE reserves*.....................................      3,097      2,575      2,769
Unearned premium reserves*...................................      1,284        264        286

CEDED REINSURANCE
Premiums written.............................................     11,210      8,338      7,068
Premiums earned..............................................     10,888      8,432      7,004
Losses and LAE...............................................      5,300      6,261      7,184
Losses and LAE reserves*.....................................     11,952     15,114     11,515
Unearned premium reserves*...................................      1,025        703        797

------------------------

*   As of year-end.

    The Company remains obligated for amounts reinsured in the event that reinsurers do not meet their obligations. On June 1, 1998, an endorsement to the Company's first excess multi-line reinsurance treaty was executed, which effectively changed the treaty from a flat-rated contract with a contingent profit sharing provision to a swing-rated contract. This change resulted in an increase to income of $776,000, net

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

4.  REINSURANCE. (CONTINUED)
of taxes. Under this changed agreement, the effects of subsequent changes in either actual or estimated development are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income.

    The largest balance of ceded premiums by American Country to any one reinsurer during 1998 was $5,149,000, or 7.6% of gross premiums written. This amount represents the ceding of nearly all of the personal lines premiums to Ohio Casualty under the reinsurance agreement effective January 1, 1998. Although American Country remains ultimately responsible for the payment of losses and loss expenses, management does not believe that this presents an excess concentration of credit risk. The largest net amount recoverable from any one reinsurer was $2.8 million, or 1.7% of total assets. Although there may be a concentration of risk element in existence at December 31, 1998, the Company believes that this risk is manageable and not excessive as of that date.

5.  FEDERAL INCOME TAXES.

    Reconciliation of the corporate federal income tax rate to the Company's effective income tax rates are as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                  -------------------------------------
                                                                     1998         1997         1996
                                                                     -----        -----        -----
Corporate federal income tax rate...............................          34%          34%          35%
Nontaxable investment income....................................         (17)         (15)          (9)
State income taxes..............................................           6           --            5
Other...........................................................          --           --           (3)
                                                                          --           --           --
Effective income tax rate.......................................          23%          19%          28%
                                                                          --           --           --
                                                                          --           --           --

    In connection with the Acquisition, the tax basis of certain assets and liabilities changed. The current tax provision increased while the deferred tax provision decreased as a result of the change in tax basis.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

5.  FEDERAL INCOME TAXES. (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------

                                                                                (IN THOUSANDS)
Deferred tax assets:
  Insurance reserves.......................................................  $   4,406  $   4,497
  Pension liability........................................................        405        440
  Other....................................................................        351        274
                                                                             ---------  ---------
Total deferred tax assets..................................................      5,162      5,211

Deferred tax liabilities:
  Policy acquisition costs.................................................        801        865
  Unrealized investment gains..............................................        613        139
  Other....................................................................        124        308
                                                                             ---------  ---------
Total deferred tax liabilities.............................................      1,538      1,312
                                                                             ---------  ---------
Net deferred tax assets....................................................  $   3,624  $   3,899
                                                                             ---------  ---------
                                                                             ---------  ---------

    The nature of the Company's deferred tax assets and liabilities is such that the reversal pattern for these temporary differences should generally result in realization of the deferred tax assets. Accordingly, no valuation allowance is considered necessary.

    Taxes paid amounted to $3,575,000, $1,410,000, and $1,550,000 for 1998,
1997, and 1996, respectively.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES.

    The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

                                                                             YEAR ENDED DECEMBER 31
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------

                                                                                       (IN THOUSANDS)
Balance at January 1...................................................  $  99,087  $  90,965  $  81,633
  Less reinsurance recoverables........................................     15,114     11,515      7,051
                                                                         ---------  ---------  ---------
Net balance at January 1...............................................     83,973     79,450     74,582
Add net incurred claims related to:
  Current year.........................................................     44,244     53,613     47,878
  Prior years..........................................................        434       (464)       967
                                                                         ---------  ---------  ---------
Total net claims incurred..............................................     44,678     53,149     48,845
Deduct net claims paid related to:
  Current year.........................................................     15,231     19,624     18,044
  Prior years..........................................................     32,955     29,002     25,933
                                                                         ---------  ---------  ---------
Total net claims paid..................................................     48,186     48,626     43,977
                                                                         ---------  ---------  ---------
Net balance at December 31.............................................     80,465     83,973     79,450
  Plus reinsurance recoverables........................................     11,952     15,114     11,515
                                                                         ---------  ---------  ---------
Balance at December 31.................................................  $  92,417  $  99,087  $  90,965
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

7.  STOCKHOLDERS' EQUITY.

    Statutory accounting practices prescribed or permitted for American Country by regulatory authorities differ from generally accepted accounting principles. American Country's statutory-basis capital and surplus was $39,083,000 and $34,555,000 at December 31, 1998 and 1997, respectively, and American Country's statutory-basis net income was $5,218,000, $2,590,000 and $4,088,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

    Property/casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of statutory capital and surplus maintained by a property/casualty insurance company is to be determined based on the various risk factors. At December 31, 1998, American Country exceeds the RBC requirements.

    The maximum amount of dividends that can be paid from American Country to ACHI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount available in 1999 is $5,218,000. American Country did not declare or pay dividends to ACHI during 1998.

    In July 1997, the Company changed the par value of its common stock to $.01 per share from $.60 per share. The change in the par value of the common stock resulted in a decrease to common stock and a corresponding increase in additional paid-in capital and has been recorded retroactively in the accompanying consolidated balance sheets.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY. (CONTINUED)
    In connection with the Acquisition, the Company sold and issued 16,000,000 shares of its common stock to certain former shareholders of the former Parent of American Country and 8,000,000 shares of its common stock to Frontier Insurance Group. The proceeds from the issuance of the common stock were $26,700,000.

    At December 31, 1998, the Company had 2,054,000 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of common stock at a price of $1.83 per share through August 31, 1999.

    Accumulated other comprehensive income at December 31, 1998 and 1997 consists of the following components (in thousands):

                                                                                 1998       1997
                                                                               ---------  ---------
Unrealized appreciation on securities........................................      2,512      1,930
Other........................................................................         41         33
                                                                               ---------  ---------
Accumulated other comprehensive income.......................................      2,553      1,963
                                                                               ---------  ---------
                                                                               ---------  ---------

8.  DEBT.

    On April 30, 1998 the Company negotiated a $15 million revolving credit facility with a new lender, bearing a maturity date of April 30, 2001. Interest on the borrowings under the facility may be based on the prime rate minus one percent (1%), Eurodollar loan or the Federal Funds rate. At December 31, 1998, the unused portion of the line of credit was $5.7 million. The weighted average interest rate on the outstanding line of credit for 1998 was 6.4%. Total interest expense in 1998 and 1997 was $491,000 and $161,000 respectively. The amount of interest paid in 1998 and 1997 was $491,000 and $129,000, respectively. During 1996 there was no interest expense or payments made by the Company.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants. The most restrictive covenant is the ratio of debt to equity. The Company is in compliance with all covenants of the agreement as of December 31, 1998. In addition, there is a commitment fee of .25 per annum charged for the unused portion of the total credit facility.

9.  EMPLOYEE BENEFITS

    RETIREMENT PLAN

    Substantially all salaried employees of the Company who are at least 21 years of age are eligible to participate in a 401(k) retirement plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 8% of eligible compensation. Total contributions by the Company to the plan were $135,000, $83,000, and $76,000 in 1998, 1997, and 1996, respectively.

    PENSION PLAN

    Prior to December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by its former Parent. Benefits were based on the employee's length of service and wages and minimum benefits, as defined by the plan. The former Parent's funding policy of the plan was generally to contribute amounts required to maintain minimum funding standards in

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS (CONTINUED)
accordance with the Employee Retirement Income Security Act. Pension cost allocated to the Company amounted to $217,000 in 1998 and 1997 and $265,000 in 1996.

    In connection with the change in ownership discussed in Note 1, the plan was split up and a separate defined-benefit pension plan for the Company was established. Accordingly, effective December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by the Company. Benefits and funding for the new plan are consistent with the plan in which employees were previously participants. The Company recognized a net accrued pension liability of $1,365,000 ($887,000 net of tax) at December 31, 1996 representing the unfunded portion of the separate plan as a result of the split-up of the previous plan. The assumption of the net accrued pension liability was deemed to be a dividend to the former parent, which resulted in a decrease of $887,000 in total stockholders' equity in 1996.

    Effective December 31, 1997, upon resolution by the board of directors, the plan was frozen.

POST-RETIREMENT BENEFITS

    In addition to the defined benefit plan and the 401(k) retirement plan, substantially all salaried employees of the Company are covered by a postretirement benefit plan. The plan is noncontributory and provides medical and life insurance benefits for employees who retire after attaining age 62 with 25 years of service. The net periodic postretirement benefit costs during 1998, 1997 and 1996 were $71,000, $70,000 and $73,000, respectively. The accumulated postretirement benefit costs at December 31, 1998, 1997 and 1996 were $716,000, $645,000 and $575,000, respectively.

    In January 1998, the Financial Accounting Standards Board (FASB) issued Statement of Finiancial Accounting Standards No. 132 (FAS 132) "Employers' Disclosures About Pensions and Other Postretirement Benefits." FAS 132 revises disclosures about pension and other postretirement benefit plans. The Statement did not change the measurements or recognition of pension or other postretirement costs of the plans.

    The changes in the projected benefit obligation are as follows (in thousands):

                                                                   PENSION BENEFITS       OTHER BENEFITS
                                                                 YEARS ENDED DECEMBER  YEARS ENDED DECEMBER
                                                                         31,                   31,
                                                                 --------------------  --------------------
                                                                   1998       1997       1998       1997
                                                                 ---------  ---------  ---------  ---------
Projected benefit obligation at beginning of year:.............  $   2,677  $   2,519  $     609  $     570
Increases (decreases) during the year attributable to:
  Service cost.................................................          0        258         29         28
  Interest cost................................................        174        192         42         42
  Actuarial (gains) losses.....................................       (130)       259        (17)        (8)
  Benefits paid................................................       (104)       (76)       (25)       (23)
  Effect of curtailment........................................          0       (475)         0          0
                                                                 ---------  ---------  ---------  ---------
Net (decrease) increase for year...............................        (60)       158         29         39
                                                                 ---------  ---------  ---------  ---------
Projected benefit obligation at end of year....................  $   2,617  $   2,677  $     638  $     609
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS (CONTINUED)
    The changes in the fair value of net assets available for plan benefits are as follows (in thousands):

                                                                         PENSION BENEFITS         OTHER BENEFITS
                                                                       YEARS ENDED DECEMBER  YEARS ENDED DECEMBER 31,
                                                                               31,
                                                                       --------------------  ------------------------
                                                                         1998       1997        1998         1997
                                                                       ---------  ---------     -----        -----
Fair value of net assets available for plan benefits at beginning of
  the year...........................................................  $   1,397  $   1,250           0            0
Increases (decreases) during the year attributable to:
  Actual return on plan assets.......................................        104        117           0            0
  Sponsor contributions..............................................        163        106           0            0
  Benefits paid......................................................       (104)       (76)          0            0
Net increase for year................................................        163        147           0            0
Fair value of net assets available for plan benefits at the end of
  the year...........................................................  $   1,560  $   1,397           0            0
                                                                                                     --           --
                                                                                                     --           --
                                                                       ---------  ---------
                                                                       ---------  ---------

    A reconciliation of the funded status of the plans is as follows (in thousands):

                                                                           PENSION BENEFITS       OTHER BENEFITS
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                         --------------------  --------------------
                                                                           1998       1997       1998       1997
                                                                         ---------  ---------  ---------  ---------
Projected benefit obligations in excess of Plan Assets.................  $   1,057  $   1,294  $     638  $     609
Unrecognized prior service cost........................................          0          0          8         25
Unrecognized net gain..................................................        135          0          0          0
                                                                         ---------  ---------  ---------  ---------
Unfunded accrued pension liability recognized in the consolidated
  balance sheet........................................................  $   1,192  $   1,294  $     630  $     584
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

    The components of annual net periodic benefit cost for the plans consisted of the following (in thousands):

                                                                           PENSION BENEFITS         OTHER BENEFITS
                                                                         YEARS ENDED DECEMBER  YEARS ENDED DECEMBER 31,
                                                                                 31,
                                                                         --------------------  ------------------------
                                                                           1998       1997        1998         1997
                                                                         ---------  ---------     -----        -----
Service cost...........................................................  $       0  $     258   $      29    $      28
Interest cost..........................................................        174        192          42           42
Expected return on plan assets.........................................       (114)      (101)          0            0
Amortization of unrecognized transition liability......................          0         25           0            0
Curtailment gain.......................................................          0       (150)          0            0
                                                                         ---------  ---------         ---          ---
Net cost...............................................................  $      60  $     224   $      71    $      70
                                                                         ---------  ---------         ---          ---
                                                                         ---------  ---------         ---          ---

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS (CONTINUED)
    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                             PENSION BENEFITS       OTHER BENEFITS
                                                                               DECEMBER 31,          DECEMBER 31,
                                                                           --------------------  --------------------
                                                                             1998       1997       1998       1997
                                                                           ---------  ---------  ---------  ---------
Settlement discount rates................................................       7.00%      7.00%      7.00%      7.00%
Rates of compensation increase...........................................         --       3.00%        --         --
Long-term rates of return on assets......................................       8.00%      8.00%        --         --

    The assumed health care trend rates for 1999 that were used to measure the expected cost of the benefits covered by the plan are 9.0% for individuals age 65 and younger and 8.0% for individuals age 64 and older. The trend rates are expected to decrease every year through 2006, when the expected rates are 5.5% for individuals age 65 and younger and 5.0% for individuals age 66 and older.

    The effect of a one-percentage point increase and decrease in the health care trend rates for each future year will result in the following:

                                                                              1-PERCENTAGE      1-PERCENTAGE
                                                                             POINT INCREASE    POINT DECREASE
                                                                            -----------------  ---------------
Increase (decrease) of total service and interest cost components of
  post-retirement benefit expense.........................................             84               (84)
Increase (decrease) of post-retirement benefit obligation.................            743              (743)

10.  STOCK OPTION PLAN.

    Effective with the Acquisition, the Company currently maintains a Stock Option Plan (the Plan), as amended, under which options to purchase up to a maximum of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock-options or nonqualified stock options for federal income tax purposes, expire up to ten years after the date of grant. In December 1996, the Western System's stockholders agreed to an amendment of the Plan, whereby all options outstanding would become immediately exercisable, without regard to vesting provisions, upon the sale of the assets of the Company. In January 1998, additional stock options were granted to employees of the Company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No.
123. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0; expected volatility of 66%; risk-free interest rate of 5.6%; and expected life of five years. A summary of the

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN. (CONTINUED)
status of the Company's stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                 1998                        1997
                                                      --------------------------  --------------------------
                                                                    WEIGHTED                    WEIGHTED
                                                                     AVERAGE                     AVERAGE
                                                                    EXERCISED                   EXERCISED
FIXED OPTIONS                                          SHARES         PRICE        SHARES         PRICE
----------------------------------------------------  ---------  ---------------  ---------  ---------------

Outstanding at the beginning of the year............    390,000     $    2.43       474,000     $    2.24

Granted.............................................    175,982          1.81            --            --

Exercised...........................................         --            --       (56,000)         1.39

Forfeited...........................................    (16,014)         1.81             0            --

Expired.............................................    (20,000)         2.75       (28,000)         1.34
                                                      ---------         -----     ---------         -----

Outstanding at the end of the year..................    529,968          2.23       390,000          2.43
                                                      ---------         -----     ---------         -----
                                                      ---------         -----     ---------         -----

Options Exercisable at year end.....................    401,994                     390,000
                                                      ---------                   ---------
                                                      ---------                   ---------

Weighted average grant date fair value of options
  granted during the year...........................  $  1.1445

    The following table summarizes information about stock options outstanding at December 31, 1998:

                     OPTIONS OUTSTANDING
                ------------------------------
                                 WEIGHTED                    OPTIONS EXERCISABLE
                                 AVERAGE/       ---------------------------------------------
                  NUMBER         REMAINING                         NUMBER
   RANGE OF     OUTSTANDING       AVERAGE          WEIGHTED      EXERCISABLE     WEIGHTED
   EXERCISE        AS OF        CONTRACTUAL         AVERAGE          AT           AVERAGE
    PRICES       12/31/98      LIFE (YEARS)     EXERCISE PRICE    12/31/98    EXERCISE PRICE
--------------  -----------  -----------------  ---------------  -----------  ---------------
    $0.60           45,000             3.5         $    0.60         45,000      $    0.60
1.81-2.75.....     264,968             4.1              1.89        136,994           1.97
2.76-3.75.....     220,000             4.2              2.97        220,000           2.97
                                        --
                -----------                            -----     -----------         -----
$.60-3.75.....     529,968             4.1              2.23        401,994           2.36
                -----------                                      -----------
                -----------                                      -----------

    The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN. (CONTINUED)
income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                  1998       1997
                                                ---------  ---------

Net Income                  As Reported         $   5,376  $   2,069

                             Pro Forma          $   5,349  $   2,069

Basic EPS                   As Reported         $    0.17  $    0.06

                             Pro Forma          $    0.17  $    0.06

Diluted EPS                 As Reported         $    0.17  $    0.06

                             Pro Forma          $    0.17  $    0.06

11.  COMMITMENTS.

    American Country leases office space and equipment under noncancelable operating leases expiring in various years through 2002. Certain of those leases provide for escalation based on increases in operating expenses and the Consumer Price Index. Rent expense was $843,000, $870,000 and $816,000, in 1998, 1997, and 1996, respectively.

    At December 31, 1998, future rental commitments under those leases are as follows (in thousands):

1999........................................        873
2000........................................        878
2001........................................        884
2002........................................        719
                                              ---------
                                              $   3,354
                                              ---------
                                              ---------

12.  CONTINGENCIES.

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

    Pursuant to the assumption reinsurance agreement entered into with Mutual Services Casualty Insurance Company, the Company is required to fund the liability for loss and loss expense reserves and unearned premium reserves with a letter of credit.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

    Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass the majority of claim liabilities, various other nonfinancial instruments, or other assets related to the Company's business. Accordingly, care should be exercised in

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

13. FAIR VALUE OF FINANCIAL INSTRUMENTS. (CONTINUED) deriving conclusions about the Company's business or financial condition based on the fair value disclosures.

    The Company does not have any financial instruments held or issued for trading purposes. The carrying value and fair value of certain of the Company's financial instruments are as follows:

                                                                          DECEMBER 31
                                                         ----------------------------------------------
                                                                  1998                    1997
                                                         ----------------------  ----------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           VALUE       VALUE       VALUE       VALUE
                                                         ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS)
ASSETS
Fixed maturities and equity securities (NOTE 3)........  $  125,488  $  125,488  $  121,098  $  121,098
Collateral loans.......................................         540         540          --          --
Cash and cash equivalents and receivables..............      17,731      17,731      15,520      15,520
Accrued investment income..............................       1,705       1,705       1,765       1,765

LIABILITIES
Loan Payable...........................................       9,300       9,300       4,800       4,800

14.  BUSINESS SEGMENTS.

    The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing automobile liability and physical damage, workers' compensation, multiple peril liability and property damage, among other coverage in four key niche markets: transportation, hospitality, other commercial and personal lines. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

    Segment revenues for the years ended December 31, 1998, 1997 and 1996 were (in thousands):

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
SEGMENT REVENUES
Transportation...................................................     34,115     31,148     28,374
Hospitality......................................................      5,955      4,078      3,938
Other commercial.................................................     22,843     23,097     26,103
Personal lines...................................................        469      8,748      8,748
Other............................................................        357        381        293
                                                                   ---------  ---------  ---------
      Total Segment revenues.....................................     63,739     67,452     67,456

Other Reconciling Items:
Investment income not attributable to segments...................      1,324      1,331      1,260
Total revenues...................................................     65,063     68,783     68,716
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

14.  BUSINESS SEGMENTS. (CONTINUED)
    Segment Operating Profit for the years ended December 31, 1998, 1997 and 1996 were (in thousands):

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
SEGMENT OPERATING PROFIT
Transportation....................................................................      5,298      5,290      5,243
Hospitality.......................................................................        765       (324)       116
Other commercial..................................................................      1,710     (1,714)     1,539
Personal lines....................................................................       (212)    (1,705)    (1,084)
Other.............................................................................        304        369        265
                                                                                    ---------  ---------  ---------
      Total Segment Operating Profit..............................................      7,865      1,916      6,079

Other Reconciling Items:
Investment income not attributable to segments....................................      1,324      1,331      1,260
General corporate expenses........................................................       (730)      (180)        --
Interest and other expenses, net..................................................     (1,498)      (505)      (328)
                                                                                    ---------  ---------  ---------
Total Adjustments.................................................................       (904)       646        932
                                                                                    ---------  ---------  ---------
      Total Operating Profit......................................................  $   6,961  $   2,562      7,011
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    Asset information by reportable segment is not reported since the Company does not produce such information internally.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN COUNTRY HOLDINGS INC.

                                By:  /s/ MARTIN L. SOLOMON
                                     -----------------------------------------
                                     Martin L. Solomon
                                     CHAIRMAN OF THE BOARD AND
                                     CHIEF EXECUTIVE OFFICER

Date: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ MARTIN L. SOLOMON       Chairman of the Board,
------------------------------    Chief Executive Officer     March 31, 1999
      Martin L. Solomon           and Director

                                Treasurer, Vice President,
      /s/ JAMES P. BYRNE          Chief Financial Officer
------------------------------    and Principal Accounting    March 31, 1999
        James P. Byrne            Officer

    /s/ WILLIAM J. BARRETT
------------------------------  Director                      March 31, 1999
      William J. Barrett

      /s/ EDWIN W. ELDER
------------------------------  Director                      March 31, 1999
        Edwin W. Elder

  /s/ WILMER J. THOMAS, JR.
------------------------------  Director                      March 31, 1999
    Wilmer J. Thomas, Jr.

    /s/ WILLIAM J. SHIVELY
------------------------------  Director                      March 31, 1999
      William J. Shively

                                 EXHIBIT INDEX

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

          3    ARTICLES OF INCORPORATION AND BY-LAWS

        3.1    Amended and Restated Articles of Incorporation of the Company were filed with the Commission as
               Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

        3.2    Amended and Restated By-Laws of the Company were filed with the Commission as Exhibit 3.2 to the
               Company's Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

          4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

        4.1    Credit Agreement dated as of July 29, 1997 between the Company and The First National Bank of
               Chicago, individually and as agent, was filed with the Commission as Exhibit 4 to the Company's
               Report on Form 8-K dated August 31, 1997 and is incorporated herein by reference.

        4.2    Form of Warrant Certificate was filed with the Commission as Exhibit 4(b) to The Western Systems
               Corp.'s Registration Statement on Form S-1 (File No. 33-84234) and is incorporated herein by reference.

        4.3    Warrant Agreement, dated as of June 25, 1993, between the Company and American Stock Transfer & Trust
               Company, as Warrant Agent, was filed with the Commission as Exhibit 4(c) to The Western Systems
               Corp.'s Registration Statement on Form S-1 (File No. 33-84234) and is incorporated herein by reference.

        4.4    Warrant Agreement Amendment No. 4, dated as of July 31, 1998 between the Company and American Stock
               Transfer & Trust Company, as Warrant Agent.

         21    SUBSIDIARIES OF THE REGISTRANT

         21    Subsidiaries of American Country Holdings Inc.

         23    CONSENTS OF EXPERTS AND COUNSEL

       23.1    Consent of PricewaterhouseCoopers LLP

       23.2    Consent of Ernst & Young LLP

         27    FINANCIAL DATA SCHEDULE

         27    Financial Data Schedule

         99    ADDITIONAL EXHIBITS

         99    American Country Holdings Inc. Safe Harbor Statement