Form 10-Q
period 1999-03-31
AMERICAN COUNTRY HOLDINGS INC
filed 1999-05-06
CIK 315411

=====================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities and Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

                       [x]  Yes       [  ] No

        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding May 4, 1999 was 32,023,633.

   =====================================================================





                      AMERICAN COUNTRY HOLDINGS INC.

                                                                          PAGE

                                  INDEX

PART I - FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets at March 31, 1999,
            (Unaudited) and December 31, 1998 . . . . . . . . . . . . .    3
            Consolidated Statements of Income (Unaudited) for the
            Three Months Ended March 31, 1999 and 1998  . . . . . . . .    5
            Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended March 31, 1999 and 1998  . . . . . . . .    6
            Consolidated Statements of Comprehensive Income (Unaudited)
            at March 31, 1999 and March 31, 1998   . . . . . . . . . . .   7
            Notes to Consolidated Financial Statements (Unaudited)  . . .  8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . .   10

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . .   16
  Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .   16
  Item 3.   Defaults upon Senior Securities   . . . . . . . . . . . . .   16
  Item 4.   Submission of Matters to a Vote of Security Holders . . . .   16
  Item 5.   Other Information   . . . . . . . . . . . . . . . . . . . .   16
  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   16
Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17




                                                  AMERICAN COUNTRY HOLDINGS INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                              March 31,                 December 31,
                                                                                 1999                       1998
                                                                              ----------                 -----------



       ASSETS
       Investments:
       Available-for-sale
              Fixed maturities - At fair value
              (amortized cost:  1999 - $124,733;
              1998 - $122,010) . . . . . . . . . . . . . .                     $126,140                    $125,086
              Equity securities - At  fair value
              (cost:  1999 - $353; 1998 -
              $353)  . . . . . . . . . . . . . . . . . . .                          399                         402
       Collateral loans (at amortized cost, which approximate fair
       value)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                885                         540
                                                                               --------                    --------
       Total investments . . . . . . . . . . . . . . . . . . . . . .            127,424                     126,028

       Cash and cash equivalents . . . . . . . . . . . . . . . . . .              7,554                      10,353
       Premiums receivable (net of allowance: 1999 - $293; 1998 -
       $262) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,227                       7,378
       Reinsurance recoverable . . . . . . . . . . . . . . . . . . .             13,319                      13,402
       Deferred income taxes . . . . . . . . . . . . . . . . . . . .              2,950                       3,624
       Deferred policy acquisition cost  . . . . . . . . . . . . . .              3,999                       2,355
       Accrued investment income . . . . . . . . . . . . . . . . . .              1,705                       1,705
       Property and equipment  . . . . . . . . . . . . . . . . . . .                813                         820
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . .              2,806                       2,640
                                                                               ---------                   --------

       Total assets                                                            $190,797                    $168,305
                                                                               ========                    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities:
          Unpaid losses and loss adjustment expense   . . . . .                 $92,260                     $92,417
          Unearned premiums   . . . . . . . . . . . . . . . . .                  40,298                      14,461
          Note payable  . . . . . . . . . . . . . . . . . . . .                   9,300                       9,300
          Accrued expenses  . . . . . . . . . . . . . . . . . .                   3,796                       3,854
          Premium deposits  . . . . . . . . . . . . . . . . . .                       6                       2,894
          Drafts outstanding  . . . . . . . . . . . . . . . . .                   2,802                       3,792
          Income taxes payable  . . . . . . . . . . . . . . . .                       0                         465
          Payable for securities    . . . . . . . . . . . . . .                   2,187                           0
                                                                               --------                    --------

       Total liabilities                                                        150,649                     127,183







                                                                              March 31,                 December 31,
                                                                                 1999                       1998
                                                                              ----------                ------------

       Commitments and contingent liabilities

       Stockholders' equity:
          Common stock - $.01 par value:
             Authorized - 60,000,000 shares
             Issued and outstanding - shares: 1999 -
             32,023,627; 1998 - 32,045,214  . . . . . . .                          320                         320
          Preferred stock:  Authorized - 2,000,000
             shares; issued and outstanding - 0 shares  .                          ---                         ---
          Additional paid-in capital  . . . . . . . . . . . . .                 36,864                      36,864
          Accumulated other comprehensive income  . . . . . . .                  1,054                       2,553

          Retained earnings   . . . . . . . . . . . . . . . . .                  1,910                       1,385
                                                                               -------                      ------
       Total stockholders  equity  . . . . . . . . . . . . . . . . .            40,148                      41,122
                                                                               -------                      ------
                                                                              $190,797                    $168,305
                                                                              ========                    ========


     See Notes to the Consolidated Financial Statements.





                                           AMERICAN COUNTRY HOLDINGS INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Three Months Ended
                                                                                            March 31,

                                                                                 1999                       1998
                                                                                 ----                       ----


       REVENUES:

       Premiums earned                                                         $14,552                    $13,129
       Net investment income                                                     1,836                      1,747
       Net realized gains on investments                                           365                        373
       Other income                                                                 66                        148
                                                                           -----------                -----------

       Total revenues                                                           16,819                     15,397

       LOSSES AND EXPENSES:
       Losses and loss adjustment expenses                                      13,390                     10,177
       Amortization of deferred policy acquisition costs                         2,706                      3,026
       Administrative and general expenses                                         286                        540
                                                                           -----------                -----------
       Total losses and expenses                                                16,382                     13,743
                                                                           -----------                -----------

       Income before income taxes                                                  437                      1,654
       Provision for income tax
               Current                                                            (758)                       209
               Deferred                                                            670                        265
                                                                           -----------                -----------

       Total provision for income tax                                              (88)                       474
                                                                           -----------                -----------

       Net income                                                                 $525                     $1,180
                                                                                  ====                    ======
       Basic and dilutive earnings per share                                      $0.02                    $0.04
                                                                                  =====                    =====


     See Notes to the Consolidated Financial Statements






                                                  AMERICAN COUNTRY HOLDINGS INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                          (IN THOUSANDS)
                                                                                        Three Months Ended
                                                                                            March 31,

                                                                                 1999                       1998
                                                                                 ----                       ----


       Net cash provided (used) by operating activities                            $2                     ($2,755)

       INVESTING ACTIVITIES
       Fixed maturities - available-for-sale:
               Purchases                                                      (56,038)                    (52,107)
               Sales                                                           51,463                      50,887
               Maturities, calls, and prepayments                               2,186                       2,391
       Equity securities - available-for-sale:
               Maturities, calls, and prepayments                                  --                         602
       Sale or maturity of other investments                                       60                          --
       Property, equipment and other                                             (472)                       (201)
                                                                              --------                   ---------

       Net cash provided (used) by investing activities                         (2,801)                     1,572

       FINANCING ACTIVITIES
       Proceeds from note payable                                                   --                      3,000
       Issuance of options and warrants                                             --                         12
                                                                             ---------                   --------
       Net cash provided by financing activities                                    --                      3,012
                                                                             ---------                   --------

       Net increase (decrease) in cash                                          (2,799)                     1,829
       Cash at beginning of period                                              10,353                      8,499
                                                                             ---------                   --------

       Cash at end of period                                                    $7,554                    $10,328
                                                                                =======                   =======

     See Notes to the Consolidated Financial Statements




                                                  AMERICAN COUNTRY HOLDINGS INC.
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (UNAUDITED)
                                                          (IN THOUSANDS)
                                                                                        Three Months Ended
                                                                                            March 31,

                                                                                 1999                       1998
                                                                                 ----                       ----


       Net income                                                                  $525                    $1,180

       Other comprehensive income:
               Unrealized depreciation of investments-
                 net of reclassification adjustments                             (2,271)                     (105)

               Deferred income tax benefit on changes                               772                        36

               Other                                                                  0                       (78)
                                                                                -------                   -------

       Other comprehensive income                                                (1,499)                     (147)
                                                                               --------                   -------

       Comprehensive income                                                        (974)                    1,033
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

     See Notes to the Consolidated Financial Statements


                       AMERICAN COUNTRY HOLDINGS INC.

                                   PART I
                            FINANCIAL INFORMATION

              (See Financial Statements and Exhibits Attached)
               Notes to the Consolidated Financial Statements
                                 (Unaudited)


   A.   NATURE OF OPERATIONS

        American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ( American Country ), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country s insurance customers.

   B.   ACCOUNTING PRINCIPLES

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 31, 1999.

        Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

   C.   CAPITAL STOCK

        No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At March 31, 1999, the Company had 2,054,129 warrants outstanding. The warrants allow each warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 1999.

   D.   STOCK OPTION PLAN

        The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders agreed to an amendment to the Plan, whereby in the event of a sale of the assets of the Company, all options outstanding would become immediately exercisable without regard to any vesting provisions. In January 1998, additional stock options were granted to employees of the Company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. At March 31, 1999, the Company had 634,968 options outstanding with exercise prices ranging from $0.60 per share to $3.75 per share.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ( APB 25") and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board ( FASB ) Statement No. 123,
    Accounting for Stock-Based Compensation.   Under APB 25, because the
   exercise price of the Company s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   E.   REINSURANCE

        The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:


                                                                  March 31, 1999                 December 31, 1998
                                                                  --------------                 -----------------

                                                                                  (In thousands)

       Ceded paid losses recoverable                                  $    224                         $     425
       Ceded unpaid losses and loss
            adjustment expenses ("LAE")                                 11,792                            11,952
       Ceded unearned premiums                                           1,303                             1,025
                                                                     ---------                        ----------
       Total                                                          $ 13,319                         $  13,402
                                                                      ========                         =========


     The reinsurance ceded components of the amounts relating to the accompanying statement of income were as follows:


                                                                              Three months ended March 31,
                                                                          1999                            1998
                                                                          ----                            ----

                                                                                     (In thousands)
       Ceded premiums earned                                              $1,399                          $3,431
       Ceded incurred losses                                               2,844                           1,465
       Ceded incurred LAE                                                    287                              14


              The effect of reinsurance on premiums written and earned for the three months ended March 31, 1999, and 1998 was as follows:



                                     Three months ended March 31,
                                       1999                 1998
                                       ----                 ----

                                            (In Thousands)
                                     Premiums             Premiums
                                     --------             --------

                                Written    Earned    Written     Earned
                                -------    ------    -------     ------

    Direct                      $40,925    $15,282   $37,901    $16,397
    Assumed                         663        669       124        163
    Ceded                        (1,678)    (1,399)   (5,910)    (3,431)
                                -------     ------    ------     ------

    Net                         $39,910    $14,552   $32,115    $13,129
                               ========    =======   =======     ======
</TALBE>

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

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








   Country Financial Services Corp. ("Financial Services")and American
   Country Professional Services Corp. ("Professional Services").

        American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial
   Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country s insurance customers.

        THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
   MARCH 31, 1998

        Overall premium revenues increased 10.8% in 1999 to $14.6 million from $13.1 million for the same period in 1998.

        The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:


   NET PREMIUMS EARNED


                                                          Three Months Ended             Increase          (Decrease)
                                                                  March 31,                 1999 from            1998
                                                                                            ---------         ---------
                                                           1999              1998             Amount           Percent
                                                           ----              ----             ------           -------

                                                                                 (in thousands)
       Transportation lines  . . . . . . . . . . .         $8,638           $7,189          $  1,449             20.1%
       Hospitality lines . . . . . . . . . . . . .          1,367              947               420             44.4
       Commercial lines  . . . . . . . . . . . . .          4,521            4,934         (    413)           (  8.4)
       Personal lines  . . . . . . . . . . . . . .             26               59        (      33)            (56.3)
                                                      -----------         --------         ---------          -----

       Totals  . . . . . . . . . . . . . . . . . .        $14,552          $13,129            $1,423             10.8%
                                                          =======          =======            ======           ====

        Compared to the first quarter in 1998, net premiums earned from transportation lines, which consists of taxi and limousine liability and physical damage insurance, increased by 20.1% to $8.6 million. Nearly all of the insurance business written by American Country for transportation lines generated premium revenue increases, especially business generated outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished primarily by new underwriting programs in the states of Pennsylvania, New York and Wisconsin.

        Premium revenues for hospitality lines increased 44% to approximately $1.4 million as compared to $947,000 for 1998. This increase is attributable to the growth in the number of policies written for multiple peril package and other liability products and slightly offset by a decrease in revenues generated by American Country s workers compensation policies.

        Net premiums earned from commercial lines decreased as a result of the continuing vigorous pricing competition industry-wide for this line. Most severely affected was workers' compensation insurance, which experienced a 16.1% decrease in 1999 to $2.4 million in premium revenues from $2.9 million for the same period in 1998. American Country also experienced a 4.1% decrease in premiums earned from commercial multiple peril and a 1.2% increase for the automobile liability insurance that is not classified as transportation.

        The decrease of 56.3% in premiums earned from personal lines reflects American Country s exit from personal lines in early 1998. American Country entered into a reinsurance agreement with Ohio Casualty Insurance Company under which Ohio Casualty reinsures one hundred percent of the net liability of American Country for losses occurring on or after January 1, 1998 with respect to American
   Country s personal lines policies that are reinsured. The reinsurance remains in full force and effect until the settlement of all liabilities under the policies reinsured by Ohio Casualty. In the event Ohio Casualty breaches or is in default with respect to any of its obligations under the agreement, American Country remains obligated and liable with respect to the reinsured policies. As part of the reinsurance agreement Ohio Casualty receives nearly all of the premiums generated for this line of business. As a result, premium revenues from personal lines decreased from $59,000 for the 1998 period to $26,000 for 1999.

        Investment income (net investment income and net realized gains on investments) increased approximately 3.8%, to $2.2 million as compared to $2.1 million for the same period in 1998. Interest income increased by $90,000 during the first quarter of 1999, resulting in total interest income earned of $1.8 million. Realized gains amounted to $365,000 for the first quarter of 1999 compared to $373,000 during the same period in 1998. In addition, costs relative to the investment activities of the Company decreased 3%, resulting in savings of $5,010.

        Other income, which consists of interest and fees earned on the Company's premium financing activities and fees earned in connection with the reinsurance agreement with Ohio Casualty, decreased 55% in the first quarter of 1999 to $66,000 compared to 1998. The decrease is attributable to the lower volume of premium finance contracts entered into during the first quarter of 1999 and to a reduction in the fees received on the cession of the personal lines business reinsured by Ohio Casualty.

        Losses and loss adjustment expenses (LAE) increased 31.6% or $3.2 million for the 1999 period, from $10.2 million during 1998 to $13.4 million for 1999, resulting in a loss ratio of 92.0% for 1999 compared to 77.5% for 1998, as a result of a substantial increase in the loss ratio for commercial lines.

        The loss ratio for transportation lines for 1999 declined to 57.8% compared to 83.4% for 1998. Losses and loss adjustment expenses for transportation lines decreased in excess of $1 million or 16.7% from 1998. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims as well as increased revenues due to the geographic expansion of the transportation line.

        The loss ratio for hospitality lines decreased to 53.8% compared to 89.9% in the same period in 1998, as a result of significantly lower losses for multiple peril package policies.

        Commercial lines experienced a significant increase in both its losses and the resulting loss ratio during the 1999 quarter. The increase, especially for workers' compensation and commercial multiple peril business, resulted in a loss ratio of 161.0% compared to 65.9% during 1998. This increase is attributable to poor weather conditions in American Country s underwriting territories during the first quarter of 1999 and to a higher severity of claims under workers compensation policies.

        The increase in the personal lines loss ratio is attributable to the reduced premium volume that resulted from the reinsurance agreement with Ohio Casualty referred to earlier.

        Amortization of acquisition costs reflects a net decrease during the 1999 period of $320,000 due to reduced commissions to producers, particularly in relation to the incentive profit-sharing commission program which was redesigned effective January 1, 1998. This decrease was somewhat offset by commission expense incurred on particular transportation products which had not been subject to these costs in prior periods.

        General and administrative costs, excluding interest on long-term debt, decreased $294,000 in the 1999 period, primarily the result of decreased operating costs.

   Liquidity and Capital Resources

        The Company is a holding company, receiving cash principally through fees and dividends from its subsidiaries and borrowings. American Country, the principal subsidiary of the Company, is the only subsidiary of the Company subject to restrictions and regulatory approval on fees and dividends. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for the Company's subsidiaries are funds generated from insurance premiums, investment income, commission and fee income, capital contributions from the Company and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and LAE, operating expenses, commissions and dividends to shareholders.

        On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $4.8 million at an initial interest rate of 6.47% to repay the short-term note. The borrowing was subsequently increased to $9.3 million as of March 31, 1999. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .25% per annum of the unused line of credit.

        At March 31, 1999, the Company's total assets of $191 million were comprised of the following: Cash and investments, 70.7%; premiums receivable, 15.8%; reinsurance recoverables, 7.0%; deferred expenses (policy acquisition costs and deferred taxes) 3.7%; fixed assets, 0.9%; and other assets, 1.9%.

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

        The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 1999:



       S&P/Moody s Rating(1)        Fair                 Percent of
                                   Value                    Total
                                   ------                  -------

       AAA/Aaa (including US
       Treasuries of $4,308)      $ 68,353                   54.2%
       AA/Aa                        13,744                   10.9%
       A/A                          29,767                   23.6%
       BBB/Ba                       10,012                    7.9%
       All other                     4,264                    3.4%
                                ----------                 ------
       Total                      $126,140                  100.0%
                                  ========                 ======

     (1) Ratings are as assigned primarily by Standard & Poor s Corporation, with remaining ratings as assigned by Moody s Investors Service Inc.

        Cash flow provided by operations for the quarter ended March 31, 1999 was $2,000 (the direct result of the large portion of transportation revenues booked during the quarter) as compared to $2.8 million used by operations for the same period in 1998. Such amounts
   were adequate to meet all obligations during the periods.   The
   increase in cash flow provided for the quarter ended March 31, 1999 as compared to the 1998 three-month period is attributable to the increase in premium volume for the first quarter of 1999.


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

                                   PART II
                              OTHER INFORMATION

   Item 1.   Legal Proceedings

        There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. Most of these proceedings involve claims under insurance policies issued by American Country. These proceedings are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

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

   Date:  May 6, 1999

                                 American Country Holdings Inc.
                                      (Registrant)



                                 By:  /s/ James P. Byrne
                                      ----------------------------------
                                      Treasurer, Vice President, Chief
                                      Financial Officer and Principal
                                      Accounting Officer