Form 10-Q
period 1999-06-30
AMERICAN COUNTRY HOLDINGS INC
filed 1999-08-11
CIK 315411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22922

                            ------------------------

                         AMERICAN COUNTRY HOLDINGS INC.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                             06-0995978
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     222 NORTH LASALLE STREET, CHICAGO,                60601-1105
                  ILLINOIS                             (Zip Code)
  (Address of principal executive office)

                                 (312) 456-2000
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding August 9, 1999 was 32,023,633.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN COUNTRY HOLDINGS INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1999 (Unaudited) and
           December 31, 1998..............................................     3

         Consolidated Statements of Income (Unaudited) for the Six Months
           and Three Months Ended June 30, 1999 and 1998..................     4

         Consolidated Statements of Cash Flows (Unaudited) for the Six
           Months Ended June 30, 1999 and 1998............................     5

         Consolidated Statements of Comprehensive Income (unaudited) at
           June 30, 1999 and 1998.........................................     6

         Notes to Consolidated Financial Statements (Unaudited)...........     7

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................     9

PART II--OTHER INFORMATION

  Item 1. Legal Proceedings................................................   15

  Item 2. Changes in Securities............................................   15

  Item 3. Defaults upon Senior Securities..................................   15

  Item 4. Submission of Matters to a Vote of Security Holders..............   15

  Item 5. Other Information................................................   16

  Item 6. Exhibits and Reports on Form 8-K.................................   16

Signature.................................................................    17

                         AMERICAN COUNTRY HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              JUNE 30,   DECEMBER 31,
                                                                                                1999         1998
                                                                                             ----------  ------------
                                          ASSETS

Investments:
Available-for-sale
    Fixed maturities--At fair value (amortized cost: 1999--$124,733; 1998--$122,010).......  $  123,825   $  125,086
    Equity securities--At fair value (cost: 1999--$353; 1998--$353)........................         399          402
Collateral loans (at amortized cost, which approximate fair value).........................       1,764          540
                                                                                             ----------  ------------
Total investments..........................................................................     125,988      126,028

Cash and cash equivalents..................................................................       8,103       10,353
Premiums receivable (net of allowance: 1999--$293; 1998--$262).............................      26,867        7,378
Reinsurance recoverable....................................................................      16,173       13,402
Deferred income taxes......................................................................       3,935        3,624
Deferred policy acquisition cost...........................................................       4,225        2,355
Accrued investment income..................................................................       1,660        1,705
Property and equipment.....................................................................         779          820
Other assets...............................................................................       1,312        2,640
                                                                                             ----------  ------------
Total assets...............................................................................  $  189,042   $  168,305
                                                                                             ----------  ------------
                                                                                             ----------  ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Unpaid losses and loss adjustment expense................................................  $   98,531   $   92,417
  Unearned premiums........................................................................      35,804       14,461
  Note payable.............................................................................       9,800        9,300
  Accrued expenses.........................................................................       3,736        3,854
  Premium deposits.........................................................................           5        2,894
  Drafts outstanding.......................................................................       2,405        3,792
  Income taxes payable.....................................................................        (729)         465
  Payable for securities...................................................................         735            0
                                                                                             ----------  ------------
Total liabilities..........................................................................     150,287      127,183
Commitments and contingent liabilities
Stockholders' equity:
  Common stock--$.01 par value:
    Authorized--60,000,000 shares Issued and outstanding--shares: 1999--32,023,627;
      1998--32,045,214.....................................................................         320          320
  Preferred stock:
    Authorized--2,000,000 shares; issued and outstanding--0 shares.........................          --           --
  Additional paid-in capital...............................................................      36,864       36,864
  Accumulated other comprehensive income...................................................        (696)       2,553
  Retained earnings........................................................................       2,267        1,385
                                                                                             ----------  ------------
Total stockholders' equity.................................................................      38,755       41,122
                                                                                             ----------  ------------
                                                                                             $  189,042   $  168,305
                                                                                             ----------  ------------
                                                                                             ----------  ------------

              See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                             SIX MONTHS           THREE MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
  Premiums earned.....................................................  $  32,310  $  27,005  $  17,758  $  13,876
  Net investment income...............................................      3,667      3,588      1,830      1,841
  Net realized gains on investments...................................        194        589       (171)       216
  Other income........................................................        132        188         66         40
                                                                        ---------  ---------  ---------  ---------
  Total revenues......................................................     36,303     31,370     19,483     15,973

LOSSES AND EXPENSES:
  Losses and loss adjustment expenses.................................     28,685     21,713     15,294     11,536
  Amortization of deferred policy acquisition costs...................      5,491      4,767      2,785      1,741
  Administrative and general expenses.................................      1,028      1,445        875        998
                                                                        ---------  ---------  ---------  ---------

  Total losses and expenses...........................................     35,204     27,925     18,954     14,275
                                                                        ---------  ---------  ---------  ---------

Operating Income......................................................      1,099      3,445        529      1,698
Interest Expense......................................................        273        219        140        126
                                                                        ---------  ---------  ---------  ---------
Income before income taxes............................................        826      3,226        389      1,572
Provision for income tax
Current...............................................................       (644)       424        (83)       215
Deferred..............................................................        587        653        114        388
                                                                        ---------  ---------  ---------  ---------

Total provision for income tax........................................        (57)     1,077         31        603
                                                                        ---------  ---------  ---------  ---------

Net income............................................................  $     883  $   2,149  $     358  $     969
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Basic and dilutive earnings per share.................................  $     .03  $     .07  $     .01  $     .03
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

               See Notes to the Consolidated Financial Statements

                         AMERICAN COUNTRY HOLDINGS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                1999        1998
                                                                                              ---------  ----------

                                                                                                 (IN THOUSANDS)
Net cash provided by operating activities...................................................  $   1,523       1,982

INVESTING ACTIVITIES
Fixed maturities--available-for-sale:
  Purchases.................................................................................    (97,606)   (104,720)
  Sales.....................................................................................     87,068      92,632
  Maturities, calls, and prepayments........................................................      7,603       6,475
Equity securities--available-for-sale:
  Maturities, calls, and prepayments........................................................         --         852
Sale or maturity of other investments.......................................................        163         107
Property, equipment and other...............................................................     (1,499)       (536)
                                                                                              ---------  ----------
Net cash used by investing activities.......................................................     (4,271)     (5,190)

FINANCING ACTIVITIES
Proceeds from note payable..................................................................        500       3,000
Issuance of options and warrants............................................................         --          12
                                                                                              ---------  ----------
Net cash provided by financing activities...................................................        500       3,012
                                                                                              ---------  ----------

Net decrease in cash........................................................................     (2,248)       (196)
Cash at beginning of period.................................................................     10,351       8,499
                                                                                              ---------  ----------

Cash at end of period.......................................................................  $   8,103  $    8,303
                                                                                              ---------  ----------
                                                                                              ---------  ----------

              See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1999       1998
                                                                                                 ---------  ---------
Net income.....................................................................................  $     883  $   2,149

Other comprehensive income:
  Unrealized depreciation of investments--net of reclassification adjustments..................     (4,924)       218
  Deferred income tax benefit on changes.......................................................      1,674        (74)
  Other........................................................................................          0        151
Other comprehensive income.....................................................................     (3,250)       296
                                                                                                 ---------  ---------

Comprehensive income...........................................................................     (2,367)     2,444
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

               See Notes to the Consolidated Financial Statements

                         AMERICAN COUNTRY HOLDINGS INC.
                                     PART I
                             FINANCIAL INFORMATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (SEE FINANCIAL STATEMENTS AND EXHIBITS ATTACHED)

A.  NATURE OF OPERATIONS

    American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers.

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

    Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    Earnings per share information is presented on the basis of weighted average shares outstanding for the period.

C.  CAPITAL STOCK

    No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At June 30, 1999, the Company had 2,019,424 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 1999.

D.  STOCK OPTION PLAN

    The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders approved an amendment to the Plan, whereby in the event of a sale of the assets of the Company, all options outstanding would become immediately exercisable without regard to any vesting provisions. In January 1998, additional stock options were granted to employees of the Company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. In May 1999, the stockholders of the Company agreed to an amendment of the Plan, whereby options to purchase 1.1 million shares (approximately 3% of the Company's total shares outstanding) were granted to certain officers and directors of the Company. These additional options have a ten-year term. Options to purchase one million shares are immediately vested and exercisable. The remainder vest at 33 1/3% per year and become fully exercisable three years after the date of grant. At June 30, 1999, the Company had 1,488,320 options outstanding with exercise prices ranging from $0.60 per share to $3.75 per share.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

E.  REINSURANCE

    The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                                   JUNE 30,     DECEMBER 31,
                                                     1999           1998
                                                  -----------  ---------------
                                                         (IN THOUSANDS)
Ceded paid losses recoverable...................   $     412      $     425
Ceded unpaid losses and loss adjustment expenses
  ("LAE").......................................      14,715         11,952
Ceded unearned premiums.........................       1,046          1,025
                                                  -----------       -------
Total...........................................   $  16,173      $  13,402
                                                  -----------       -------
                                                  -----------       -------

    The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999       1998
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Ceded premiums earned.......................................  $   2,063  $   6,198
Ceded incurred losses.......................................      5,966      2,583
Ceded incurred LAE..........................................        483        321

    The effect of reinsurance on premiums written and earned for the six months ended June 30, 1999, and 1998 was as follows:

                                                            SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------
                                                            1999                  1998
                                                          PREMIUMS              PREMIUMS
                                                    --------------------  --------------------
                                                     WRITTEN    EARNED     WRITTEN    EARNED
                                                    ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Direct............................................  $  54,563  $  33,025  $  47,921  $  32,628
Assumed...........................................      1,081      1,348      1,279        575
Ceded.............................................     (2,084)    (2,063)    (8,202)    (6,198)
                                                    ---------  ---------  ---------  ---------
Net...............................................  $  53,560  $  32,310  $  40,998  $  27,005
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

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

    American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers.

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

    Overall premium revenues increased 28% in the second quarter of 1999 to $17.8 million from $13.9 million in the comparable period in 1998, primarily due to geographic expansion of the transportation and hospitality lines. American Country also realized additional savings from renegotiated reinsurance costs for its commercial lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

NET PREMIUMS EARNED

                                       THREE MONTHS       INCREASE
                                          ENDED          (DECREASE)
                                         JUNE 30,      1999 FROM 1998
                                     ----------------  ---------------
                                      1999     1998    AMOUNT  PERCENT
                                     -------  -------  ------  -------
                                              (IN THOUSANDS)
Transportation lines...............  $ 9,877  $ 7,663  $2,214    28.9
Hospitality Lines..................    1,902    1,193     709    59.4
Commercial lines...................    5,954    4,982     972    19.5
Personal lines.....................       25       38     (13)  (34.2)
                                     -------  -------  ------  -------
  Totals...........................  $17,758  $13,876  $3,882    28.0%
                                     -------  -------  ------  -------
                                     -------  -------  ------  -------

    Transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the second quarter of 1999 by 28.9% to $9.9 million. The major contributor to this increase was the geographic expansion of American Country's taxicab product outside of the Chicago metropolitan area into the states of Connecticut, Minnesota and New York. Premium revenue also increased for American Country's historical region of the Chicago metropolitan area.

    Premium revenues for hospitality lines increased 59.4% to approximately $1.9 million, as compared to $1.2 million for 1998. This increase is attributable to the growth in the number of policies written for multiple peril package and other liability products and slightly offset by a decrease in revenues generated by American Country's workers compensation policies.

    Commercial lines experienced an increase of 19.5% to $6.0 million in the second quarter of 1999, as a result of increased volume from commercial multi-peril and commercial automobile products. In addition, a portion of this increase is attributable to reinsurance adjustments which resulted from the renegotiation of certain reinsurance agreements.

    The decrease of 34.2% in premiums earned from personal lines is due American Country's exit from personal lines in early 1998. As a result, premium revenues from personal lines decreased to $25,000 for 1999 from $38,000 for the 1998 period. Gross written premium for this line decreased approximately 98% over the same period in 1998.

    Net investment income decreased less than 0.6%, to $1.8 million in the second quarter of 1999, as compared to $1.8 million in the comparable period in 1998. Realized losses amounted to $171,000 in the second quarter of 1999, compared to gains of $216,000 in the comparable period in 1998. Interest income remained flat in the second quarter of 1999.

    Other income, which is net of other expenses, increased 65.0% in the second quarter of 1999, as compared to the second quarter of 1998. Income produced from the Company's premium financing activities decreased to $66,000 in the second quarter of 1999 from $97,000 in the second quarter of 1998, a decrease of 32.0%. This decrease is attributable to the lower volume of financed premiums. Other expenses decreased due to expenses at the parent company in 1998, which were non-recurring.

    Losses and loss adjustment expenses (LAE) increased 33.0% or $3.8 million in the second quarter of 1999, to $15.3 million in the second quarter of 1999 from $11.5 million in the second quarter of 1998, resulting in a loss ratio of 86.1% in the second quarter of 1999 compared to 83.1% in the comparable period in 1998. This increase is largely due to higher frequency and severity of workers compensation claims.

    Losses and LAE for transportation lines increased $1.7 million in the second quarter of 1999 or 27.9% over the comparable period in 1998, but the loss ratio declined to 79.4% as compared to 79.7% for the same period in 1998. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims. Pure loss ratios for this line in the second quarter of 1998 were 65.6% compared to 64.1% in the comparable period in 1999.

    The loss ratio for hospitality lines increased to 105.3% compared to 82.3% in the same period in 1998, as a result of a higher severity of claims in the second quarter of 1999.

    Commercial lines experienced a 15.5% decrease in losses and LAE that resulted in a loss ratio of 88.2% in the second quarter of 1999 as compared to 91.2% in the comparable period in 1998. The decrease was concentrated in the commercial automobile liability products and was due to a decrease in the severity and frequency of claims in this line, offset by an increase in workers compensation claims. In addition, the loss ratio was further reduced by the increase in premium resulting from the reinsurance adjustments referred to earlier.

    Personal lines experienced a $300,000 increase in losses and LAE in the second quarter of 1999. This increase is attributable to the reduced premium volume that resulted from American Country's exit from personal lines referred to earlier, as well the expiration of an expense-sharing agreement with Ohio Casualty Insurance Company ("Ohio Casualty") which was part of the reinsurance agreement entered into with Ohio Casualty in 1998.

    Amortization of deferred policy acquisition costs increased approximately $1 million in the second quarter of 1999 due to increased policy acquisition costs related to the geographic expansion of American Country's transportation and hospitality products.

    Administrative and general expenses decreased $123,000 or 12.3% in the second quarter of 1999, due to reduced salary and other expenses resulting from American Country's exit from the personal lines market.

    Interest expense increased $14,000 or 11.1% in the second quarter of 1999.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Overall premium revenues increased 19.6% in the six months ended June 30, 1999 to $32.3 million from $27.0 million in the comparable period in 1998, due to the geographic expansion of American Country's transportation and hospitality lines and the recognition of the reinsurance savings previously mentioned.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

NET PREMIUMS EARNED

                                                          INCREASE
                                     SIX MONTHS ENDED    (DECREASE)
                                         JUNE 30,      1999 FROM 1998
                                     ----------------  ---------------
                                      1999     1998    AMOUNT  PERCENT
                                     -------  -------  ------  -------
                                              (IN THOUSANDS)
Transportation lines...............  $18,515  $14,852  $3,663    24.7%
Hospitality lines..................    3,269    2,140   1,129    52.8%
Commercial lines...................   10,475    9,916     559     5.6%
Personal lines.....................       51       97     (46)  (47.4%)
                                     -------  -------  ------  -------
  Totals...........................  $32,310  $27,005  $5,305    19.6%
                                     -------  -------  ------  -------
                                     -------  -------  ------  -------

    Transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the six months ended June 30, 1999 by 24.7% to $18.5 million over the comparable period in 1998. Nearly all the transportation programs offered by American Country generated premium revenue increases, especially those products representing American Country's expansion outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished by underwriting programs in the states of Connecticut, Minnesota and New York.

    Premium revenues for hospitality lines increased 52.8% to approximately $3.3 million as compared to $2.1 million for 1998. This increase is attributable to the growth in the number of policies written for multiple peril package and other liability products and was slightly offset by a decrease in revenues generated by American Country's workers compensation policies.

    Commercial lines experienced an increase of 5.6% to $10.5 million in the six months ended June 30, 1999, as compared to $9.9 million for the same period in 1998, the result of increased revenues from the commercial multi-peril and automobile products, offset by a decrease in revenues from workers compensation products.

    The decrease of 47.4% in Personal lines is a direct result of management's decision to exit the personal lines market in order to focus on its commercial lines program. As a result, premium revenues decreased to $51,000 in the six months ended June 30, 1999 from $97,000 in the comparable period in 1998.

    Net investment income increased $79,000 or approximately 2.8%, to $3.7 million in the six months ended June 30, 1999, as compared to $3.6 million in the same period in 1998. Realized gains amounted to $194,000 in the six months ended June 30, 1999 compared to a gain of $589,000 in the same period in 1998. In addition, in the six months ended June 30, 1999, costs relative to the investment activities of the Company decreased 8.1%, resulting in savings of $28,000 over the comparable period in 1998.

    Other income, which is net of other expenses, decreased 29.8% in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Income produced from the Company's premium financing activities decreased from $188,000 in the six months ended June 30, 1998 to $132,000 in the six months ended June 30, 1999. This decrease is attributable to the lower volume of financed premiums. Other expenses decreased due to expenses at the Company in 1998, which were non-recurring.

    Losses and loss adjustment expenses (LAE) increased 32.3% or $7.0 million in the six months ended June 30, 1999, from $21.7 million in the comparable period in 1998 to $28.7 million in the six months ended June 30, 1999, resulting in a loss ratio of 88.8% in the six months ended June 30, 1999 compared to 80.4% in the comparable period in 1998. This is primarily due to the substantial increase in the loss ratio for commercial lines described below.

    Losses and LAE for Transportation lines increased $733,000 or 6.1% in the six months ended June 30, 1999, over the comparable period in 1998, due to American Country's geographic expansion. Although the dollar amount of losses increased, the loss ratio for this line decreased significantly in the first half of 1999. Loss ratios for this line in the six months ended June 30, 1999 were 69.3% compared to 81.5% in the comparable period in 1998. This decrease is attributable to both a lower frequency and severity of claims for this line.

    The loss ratio for hospitality lines decreased to 83.7% compared to 85.7% in the same period in 1998, as a result of slightly lower losses for multiple peril package policies.

    Commercial lines experienced a significant increase in losses and the resulting loss ratios in the six months ended June 30, 1999. The increase was most significant in the workers compensation and commercial multiple peril products. The loss ratio was 119.6% in the six months ended June 30, 1999, compared to 78.6% in the comparable period in 1998. This increase is attributable to a higher severity of claims in the workers compensation line of business as well as several large weather-related property losses in the first quarter of 1999.

    Personal lines experienced a $600,000 increase in losses and LAE as a result of the expiration of an expense-sharing agreement with Ohio Casualty as part of the reinsurance agreement in January 1998.

    Amortization of deferred policy acquisition costs increased $724,000 in the six months ended June 30, 1999. This is a direct result of American Country's geographic expansion into new territories.

    Administrative and general expenses decreased $417,000, or 28.9% in the six months ended June 30, 1999. The decrease is primarily attributable to decreased salary and other expenses resulting from American Country's exit from the personal lines market referred to earlier.

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

    On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $7.8 million at an initial interest rate of 6.47%, of which $4.8 million was used to repay a loan facility the Company previously had and $3.0 million was used to pay a tax liability of the Company which resulted from the reverse acquisition of the Company in 1997. The borrowing was subsequently increased to $9.8 million as of June 30, 1999. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .25% per annum of the unused line of credit, and matures on April 30, 2001.

    At June 30, 1999, the Company's total assets of $189.0 million was comprised of the following: Cash and investments, 70.9%; premiums receivable, 14.2%; reinsurance recoverables, 8.6%; deferred expenses (policy acquisition costs and deferred taxes) 4.3%; fixed assets, .4%; and other assets, 1.6%.

    The Company's subsidiaries seek to maintain liquid operating positions and follow investment guidelines and state regulations for investments that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet its obligations and, as to the Company's insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

    The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 1999:

                                                                             FAIR       PERCENT
S&P/MOODY'S RATINGS(1)                                                      VALUE      OF TOTAL
------------------------------------------------------------------------  ----------  -----------
AAA/Aaa (including US Treasuries of $3,343).............................  $   66,648        53.9%
AA/Aa...................................................................      19,437        15.7%
A/A.....................................................................      26,536        21.4%
BBB/Ba..................................................................       9,166         7.4%
All other...............................................................       2,038         1.6%
                                                                          ----------       -----
Total...................................................................  $  123,825       100.0%
                                                                          ----------       -----
                                                                          ----------       -----

------------------------

(1) Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investers Service, Inc.

    Cash flow provided by operations for the quarter ended June 30, 1999 was $1.5 million, as compared to $4.7 million for the same period in 1998. Such amounts were adequate to meet all obligations during the periods. The decrease in cash flow provided for the quarter ended June 30, 1999, as compared to the same period in 1998 is attributable to increased claims payments and increased reinsurance recoverables in 1999, as compared to the comparable period in 1998.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Except as noted in the following paragraph, there are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject. The Company is subject to claims arising in the ordinary course of its business. Most of these proceedings involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 1.1 million shares (approximately 3% of the Company's total shares outstanding) to certain of its officers and directors. The defendants believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of American Country Holdings Inc. was held on May 18, 1999.

    (b) All director nominees were elected.

    (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

       (1) Election of Directors.

                                                           VOTES
DIRECTOR                                                 RECEIVED     VOTES WITHHELD
-----------------------------------------------------  -------------  --------------
Martin L. Solomon....................................    23,503,375       8,265,965
William J. Barrett...................................    23,503,375       8,265,965
Edwin W. Elder.......................................    23,503,375       8,265,965
John G. McMillian....................................    23,503,375       8,265,965
Wilmer J. Thomas, Jr.................................    23,503,375       8,265,965

       (2) Approval of the Amendment and Restatement of the Company's Stock Option Plan.

                                   VOTES CAST

        FOR                AGAINST              ABSTAIN          BROKER NONVOTE
-------------------  -------------------  -------------------  -------------------
    23,157,893            8,509,188             102,259                 0

       (3) Ratification of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ended December 31, 1999.

                                   VOTES CAST

        FOR                AGAINST              ABSTAIN          BROKER NONVOTE
-------------------  -------------------  -------------------  -------------------
    31,567,629             196,683               5,028                  0

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

    Date: August 11, 1999

                                AMERICAN COUNTRY HOLDINGS INC.
                                (Registrant)

                                By:              /s/ JAMES P. BYRNE
                                     -----------------------------------------
                                                   James P. Byrne
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER