Form 10-Q
period 1999-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 1999-11-15
CIK 315411

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 1999
OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from                to

Commission File Number 0-22922

AMERICAN COUNTRY HOLDINGS INC.

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0995978 (I.R.S. Employer Identification No.)
222 North LaSalle Street, Chicago, Illinois (Address of principal executive office)	60601-1105 (Zip Code)

Registrant's telephone number, including area code:
(312) 456-2000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding November 8, 1999 was 32,023,633.

AMERICAN COUNTRY HOLDINGS INC.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 1999	December 31, 1998
ASSETS
Investments:
Available-for-sale
Fixed maturities—At fair value (amortized cost: 1999—$130,243; 1998—$122,010)	$128,305	$125,086
Equity securities—At fair value (cost: 1999—$353; 1998—$353)	388	402
Collateral loans (at amortized cost, which approximate fair value)	1,974	540

Total investments	130,667	126,028
Cash and cash equivalents	5,264	10,353
Premiums receivable (net of allowance: 1999—$352; 1998—$262)	18,168	7,378
Reinsurance recoverable	16,773	13,402
Deferred income taxes	4,210	3,624
Deferred policy acquisition cost	3,730	2,355
Accrued investment income	1,816	1,705
Property and equipment	836	820
Other assets	1,234	2,640

Total assets	$182,698	$168,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expense	$100,759	$92,417
Unearned premiums	26,979	14,461
Note payable	11,150	9,300
Accrued expenses	3,256	3,854
Premium deposits	16	2,894
Drafts outstanding	1,193	3,792
Income taxes payable	(762)	465
Payable for securities	1,689	0

Total liabilities	144,280	127,183
Commitments and contingent liabilities
Stockholders' equity:
Common stock—$.01 per value:
Authorized—60,000,000 shares Issued and outstanding—shares: 1999—32,023,633; 1998—32,045,214	320	320
Preferred stock:
Authorized—2,000,000 shares; issued and outstanding—0 shares;	—	—
Additional paid-in capital	36,864	36,864
Accumulated other comprehensive income	(1,215)	2,553
Retained earnings	2,449	1,385

Total stockholders' equity	38,148	41,122

Total Liabilities and Stockholders' Equity	$182,698	$168,305

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	1999	1998	1999	1998
	(in thousands except per share data)
REVENUES:
Premiums earned	$50,017	$41,059	$17,707	$14,054
Net investment income	5,585	5,298	1,918	1,710
Net realized gains (losses) on investments	(42)	1,094	(236)	505
Other income	197	287	65	99

Total revenues	55,757	47,738	19,454	16,368
LOSSES AND EXPENSES:
Losses and loss adjustment expenses	44,095	33,675	15,410	11,962
Amortization of deferred policy acquisition costs	7,511	6,932	2,020	2,165
Administrative and general expenses	2,443	2,625	1,415	1,180

Total losses and expenses	54,049	43,232	18,845	15,307

Operating Income	1,708	4,506	609	1,061

Interest Expense	426	351	153	132

Income before income taxes	1,282	4,155	456	929
Provision for income tax	218	972	275	(105)

Net income	$1,064	$3,183	$181	$1,034

Basic and dilutive earnings per share	$.04	$.10	$.01	$.03

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	1999	1998
	(in thousands)
Net cash provided (used) by operating activities	$3,215	$1,982
INVESTING ACTIVITIES
Fixed maturities—available-for-sale:
Purchases	(122,600)	(104,720)
Sales	103,533	92,632
Maturities, calls, and prepayments	10,608	6,475
Equity securities—available-for-sale:
Maturities, calls, and prepayments;	—	852
Sale or maturity of other investments	302	107
Property, equipment and other	(1,997)	(536)

Net cash provided (used) by investing activities	(10,154)	(5,190)
FINANCING ACTIVITIES
Proceeds from note payable	1,850	3,000
Issuance of options and warrants	—	12

Net cash provided (used)by financing activities	1,850	3,012

Net increase (decrease) in cash	(5,089)	(196)
Cash at beginning of period	10,353	8,499

Cash at end of period	$5,264	$8,303

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	1999	1998
Net income	$1,064	$3,183
Other comprehensive income:
Unrealized appreciation (depreciation) of investments—net of reclassification adjustments	(5,709)	2,228
Deferred income tax benefit (expense) on changes	1,941	(758)
Other	0	(175)

Other comprehensive income	(3,768)	1,295

Comprehensive income	(2,704)	4,478

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.

PART I
FINANCIAL INFORMATION

(See Financial Statements and Exhibits Attached)

Notes to the Consolidated Financial Statements

(Unaudited)

A.  NATURE OF OPERATIONS

    American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers, and on October 1, 1999 began offering secured loans to American Country's larger customers.

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

    Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    Earnings per share information is presented on the basis of weighted average shares outstanding for the period. The following table sets forth the number of shares used in calculating earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	1999	1998	1999	1998
Basic	32,023,631	32,290,824	32,023,633	32,290,832
Diluted	32,059,302	32,362,021	32,043,679	32,362,427

C.  CAPITAL STOCK

    No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. At September 30, 1999, the Company had 2,019,424 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of Common Stock at a price of $1.83 per share through August 31, 2000.

D.  STOCK OPTION PLAN

    In May 1999, the stockholders of the Company approved an amendment of the Company's Stock Option Plan, whereby options to purchase 1.1 million shares (approximately 3% of the Company's total shares outstanding) were granted to certain officers and directors of the Company. These additional options have a ten-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. At September 30, 1999, the Company had 1,488,320 options outstanding with exercise prices ranging from $0.60 per share to $3.75 per share.

E.  REINSURANCE

    The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

	September 30, 1999	December 31, 1998
	(In thousands)
Ceded paid losses recoverable	$663	$425
Ceded unpaid losses and loss adjustment expenses ("LAE")	14,659	11,952
Ceded unearned premiums	1,451	1,025

Total	$16,773	$13,402

    The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

	Nine months ended September 30,
	1999	1998
	(In thousands)
Ceded premiums earned	$3,652	$8,777
Ceded incurred losses	6,137	6,157
Ceded incurred LAE	545	305

    The effect of reinsurance on premiums written and earned for the nine months ended September 30, 1999, and 1998 was as follows:

	Nine months ended September 30,
	1999		1998
		(In Thousands)
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	$64,673	$51,804	$55,631	$48,641
Assumed	1,493	1,865	2,201	1,195
Ceded	(4,079)	(3,652)	(9,872)	(8,777)

Net	$62,087	$50,017	$47,960	$41,059

F.  BUSINESS SEGMENTS

    The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing commercial lines coverage including commercial automobile, commercial multiple peril and workers' compensation to three key niche markets: transportation, hospitality and artisan contractors. The Company through American Country also writes a nominal amount of personal lines coverage. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

    Because the commercial lines coverage offered to each of the commercial line niches is substantially similar, the Company has elected to aggregate these segments under the caption "Commercial Insurance." Because neither personal lines insurance nor financing services represent significant revenues to the Company, these segments have been combined as "All Other." 1998 data has been restated to conform to the new presentation.

    Segment revenues for the three months and nine months ended September 30th were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Commercial Insurance	$19,009	$15,803	$53,343	$46,126
All Other	189	254	538	707

    Segment Operating Profit (Loss) for the three months and nine months ended September 30th were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Commercial Insurance	$546	$1,225	$1,795	$4,962
All Other	(32)	(190)	(273)	(521)

Total Segment Operating Profit	514	1,035	1,522	4,441
Other Reconciling Items:
Investment Income not attriburable to segments	256	311	876	905
General Corporate Expenses	(159)	(240)	(558)	(720)
Interest and other Expenses, net	(155)	(177)	(558)	(471)

Total Adjustments	(58)	(106)	(240)	(286)

Net Income before Income Taxes	$456	$929	$1,282	4,155

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

    American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also writes a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers, and on October 1, 1999 began offering secured loans to American Country's larger customers.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

    Overall premium revenues increased 26% in the third quarter of 1999 to $17.7 million from $14.1 million in the comparable period in 1998, due to geographic expansion of the transportation and hospitality lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Three Months Ended September 30,		Increase (Decrease) 1999 from 1998
	1999	1998	Amount	Percent
	(in thousands)
Transportation lines	$10,759	$8,067	$2,692	33.4
Hospitality Lines	1,885	1,331	554	41.6
Commercial lines	5,037	4,594	443	9.6
Personal lines	26	62	(36)	(58.1)

Totals	$17,707	$14,054	$3,653	26.0%

    Transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the third quarter of 1999 by 33.4% to $10.8 million from $8.1 million in 1998. The major contributor to this increase was the geographic expansion of American Country's taxicab programs outside of the Chicago metropolitan area into the states of Pennsylvania, New York, Connecticut and Minnesota. Premium revenues also increased in American Country's historical region of the Chicago metropolitan area.

    Premium revenues for hospitality lines increased 41.6% to approximately $1.9 million, as compared to $1.3 million in 1998. This increase is attributable to the growth in policies written for multiple peril package, workers' compensation and other liability products.

    Commercial lines experienced an increase of 9.6% to $5.0 million in the third quarter of 1999 compared to $4.6 million in 1998, as a result of increased pricing for commercial multi-peril, commercial automobile and workers' compensation products.

    The decrease of 58.1% in premiums earned from personal lines is due to American Country's exit from personal lines in early 1998. As a result, premium revenues from personal lines decreased to $26,000 for the 1999 period as compared to $62,000 for the 1998 period. Gross written premium for this line increased approximately $158,000 over the same period in 1998 due to the expiration of the reinsurance agreement with Ohio Casualty.

    Net investment income increased 12%, to $1.9 million in the third quarter of 1999, as compared to $1.7 million in the comparable period in 1998. Realized losses amounted to $236,000 in the third quarter of 1999, compared to gains of $505,000 in the comparable period in 1998. Although interest income increased in the third quarter of 1999, the increase was not enough to offset the decline in bond prices.

    Other income decreased 34.3% in the third quarter of 1999, as compared to the third quarter of 1998. This is attributable to a decrease in revenue from the Company's premium financing activities.

    Losses and loss adjustment expenses (LAE) increased 28.8% or $3.4 million to $15.4 million in the third quarter of 1999, from $12 million in the third quarter of 1998, resulting in a loss ratio of 87% in the third quarter of 1999 compared to 85.1% in the comparable period in 1998. This increase is largely due to higher frequency and severity of workers compensation claims.

    Losses and LAE for transportation lines increased $2 million in the third quarter of 1999 or 32.2% over the comparable period in 1998, resulting in a loss ratio of 78.3% as compared to 80.0% for the same period in 1998. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims.

    The loss ratio for hospitality lines increased to 101.6% compared to 66.5% in the same period in 1998, as a result of a higher severity of claims in the third quarter of 1999.

    Commercial lines experienced a 10.8% increase in losses and LAE that resulted in a loss ratio of 94.1% in the third quarter of 1999 as compared to 93.1% in the comparable period in 1998. The increase was concentrated in workers compensation claims, offset by a decrease in the severity and frequency of commercial auto claims.

    The decrease in the personal lines losses and LAE to $228,000 for the current period from $347,000 in the third quarter of 1998 is attributable to reduced claim activity in both the automobile and homeowners lines.

    Amortization of deferred policy acquisition costs decreased approximately $145,000 in the third quarter of 1999 due to renegotiated commission contracts with some of American Country's commercial lines agents.

    Administrative and general expenses increased $235,000 or 19.9% in the third quarter of 1999, due to increased marketing expenses incurred as a result of geographic expansion.

    Interest expense increased $21,000 or 16% in the third quarter of 1999. This is due to increased borrowings at the holding company level.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

    Overall premium revenues increased 21.8% in the nine months ended September 30, 1999 to $50 million from $41.1 million in the comparable period in 1998, due to the geographic expansion of American Country's transportation and hospitality lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Nine Months Ended September 30,		Increase (Decrease) 1999 from 1998
	1999	1998	Amount	Percent
	(in thousands)
Transportation lines	$29,274	$22,919	$6,355	27.7%
Hospitality lines	5,154	3,471	1,683	48.5%
Commercial lines	15,512	14,510	1,002	6.9%
Personal lines	77	159	(82)	(51.6)%

Totals	$50,017	$41,059	$8,958	21.8%

    Transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the nine months ended September 30, 1999 by 27.7% to $29.3 million over the comparable period in 1998. Nearly all the transportation programs offered by American Country generated premium revenue increases, especially those products representing American Country's expansion outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished by underwriting programs in the states of New York, Pennsylvania, Connecticut and Minnesota.

    Premium revenues for hospitality lines increased 48.5% to approximately $5.2 million as compared to $3.5 million for 1998. This increase is attributable to the growth in the number of policies written for multiple peril package, workers' compensation and other liability products.

    Commercial lines experienced an increase of 6.9% to $15.5 million in the nine months ended September 30, 1999, as compared to $14.5 million for the same period in 1998, the result of increased revenues from the commercial multi-peril and automobile products, offset by a decrease in revenues from workers compensation products.

    The decrease of 51.6% in Personal lines is a direct result of management's decision to exit the personal lines market in order to focus on its commercial lines program. As a result, premium revenues decreased to $77,000 in the nine months ended September 30, 1999 from $159,000 in the nine months ended September 30, 1998.

    Net investment income increased $287,000 or approximately 5.4%, to $5.6 million in the nine months ended September 30, 1999, as compared to $5.3 million in the same period in 1998. Realized losses amounted to $42,000 in the nine months ended September 30, 1999 compared to a gain of $1,094,000 in the same period in 1998. This is the result of the continuing decrease in bond prices.

    Other income, which is net of other expenses, decreased 31.4% in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This is due to a reduction in income produced from the Company's premium financing activities.

    Losses and loss adjustment expenses (LAE) increased 30.9% or $10.4 million to $44.1 million in the nine months ended September 30, 1999, from $33.7 million in the comparable period in 1998, resulting in a loss ratio of 88.2% in the nine months ended September 30, 1999 compared to 82.0% in the comparable period in 1998. This is primarily due to the substantial increase in the loss ratio for commercial lines.

    Losses and LAE for Transportation lines increased $2.8 million or 15.1% in the nine months ended September 30, 1999, over the comparable period in 1998, due to American Country's geographic expansion. Although the dollar amount of losses increased, the loss ratio for this line decreased significantly in the first nine months of 1999. Loss ratios for this line in the nine months ended September 30, 1999 were 73% compared to 81% in the comparable period in 1998. This decrease is attributable to both a lower frequency and severity of claims for this line.

    The loss ratio for hospitality lines increased to 90.3% compared to 78.3% in the same period in 1998, which is primarily the result of higher losses for multiple peril package policies.

    Commercial lines experienced a significant increase in losses and LAE and the resulting loss ratios in the nine months ended September 30, 1999. The increase was most significant in the workers' compensation and commercial multiple peril products. The loss ratio was 111.3% in the nine months ended September 30, 1999, compared to 83.2% in the comparable period in 1998. This increase is attributable to a higher severity of claims in the workers compensation line of business as well as several large weather-related property losses in the first quarter of 1999.

    Personal lines experienced a $481,000 increase in losses and LAE as a result of the expiration of a reinsurance contract that included an expense-sharing agreement.

    Amortization of deferred policy acquisition costs increased $579,000 in the nine months ended September 30, 1999. This is a direct result of American Country's geographic expansion into new territories.

    Administrative and general expenses decreased $182,000, or 6.9% in the nine months ended September 30, 1999. The decrease is primarily attributable to decreased salary and other expenses resulting from the Company's exit from the personal lines market.

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

    On April 30, 1998, the Company entered into a $15 million revolving loan credit facility pursuant to which the Company initially borrowed $4.8 million at an initial interest rate of 6.47% to repay the short-term note. The borrowing was subsequently increased to $11.1 million as of September 30, 1999. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .25% per annum of the unused line of credit.

    At September 30, 1999, the Company's total assets of $182.7 million was comprised of the following: Cash and investments, 74.4%; premiums receivable, 9.9%; reinsurance recoverables, 9.2%; deferred expenses (policy acquisition costs and deferred taxes) 4.3%; fixed assets, .5%; and other assets, 1.7%.

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

    The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 1999:

S&P/Moody's Ratings(1)	Fair Value	Percent of Total
AAA/Aaa (including US Treasuries of $11,863)	$73,413	57.2%
AA/Aa	14,606	11.4%
A/A	26,535	20.7%
BBB/Ba	11,103	8.7%
All other	2,648	2.0%
Total	$128,305	100.0%

(1)
Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service, Inc.

    Cash flow provided by operations for the quarter ended September 30, 1999 was $1.7 million, as compared to cash used of $2.7 million for the same period in 1998. Such amounts were adequate to meet all obligations during the period. The increase in cash flow provided for the quarter ended September 30, 1999, as compared to the same period in 1998 is attributable to reduced claim payments.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except as noted below. The Company is subject to claims arising in the ordinary course of its business. Most of these proceedings involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 1.1 million shares (approximately 3% of the Company's total shares outstanding) to certain of its officers and directors. The individual defendants have advised the Company that they believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Exhibits:

  (4.5)
  Warrant Agreement Amendment No. 5 dated July 30, 1999 between the Company and American Stock Transfer & Trust Company, as Warrant Agent

  (27)
  Financial Data Schedule

  b.
  Reports on Form 8-K:

  None.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999

AMERICAN COUNTRY HOLDINGS INC.
(Registrant)

	By:	/s/ EDWIN W. ELDER Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K