Form 10-K
period 1999-12-31
AMERICAN COUNTRY HOLDINGS INC
filed 2000-03-31
CIK 315411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

                                 (312) 456-2000
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(g) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
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

    Yes /X/

No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding March 13, 2000 was 32,097,371.

    The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $5,406,146 on March 13, 2000, based on the closing sales price of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (incorporated by reference under Part III).

    This Report contains a total of 71 pages, excluding exhibits. The Exhibit Index appears on page 71.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN COUNTRY HOLDINGS INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1999

PART I......................................................       2

    ITEM 1.  BUSINESS.......................................       2

    ITEM 2.  PROPERTIES.....................................      20

    ITEM 3.  LEGAL PROCEEDINGS..............................      21

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................      21

PART II.....................................................      21

    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED SECURITY HOLDER MATTERS................      21

    ITEM 6.  SELECTED FINANCIAL DATA........................      22

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.....................................      23

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....      31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.........      32

PART III....................................................      33

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................      33

    ITEM 11.  EXECUTIVE COMPENSATION........................      34

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.........................      34

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS...........................................      34

PART IV.....................................................      35

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
              REPORTS ON FORM 8-K...........................      35

    ITEM 14(a)(1) AND (2), (c), AND (d)
    LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....     F-1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................    F-19

SIGNATURES..................................................      36

EXHIBIT INDEX...............................................      37

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services") and American Country Professional Services Corp. ("Professional Services") conducts business as a specialty property and casualty insurer and provides premium financing and third-party administrator claims processing services for its insurance customers. Financial Services and Professional Services also provide secured loans for certain of American Country's customers.

    American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country previously wrote a nominal amount of personal lines automobile and homeowners insurance. This business will not be renewed and is currently being run-off. Although American Country's specialty public transportation coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs, American Country has begun to extend its geographic coverage as part of its expansion program. American Country is licensed in the states of Connecticut, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, New York, Pennsylvania, Wisconsin, and in the District of Columbia and has applications pending in California and New Jersey. American Country also is admitted as an excess and surplus lines carrier in 21 states. American Country currently maintains an A.M. Best Company, Inc. ("A.M. Best") rating of "A-" (Excellent).

    American Country writes transportation, hospitality, other commercial and personal lines insurance coverage. Transportation lines, which include automobile liability and physical damage coverages for taxicabs and limousines, accounted for 65.4% of total gross premiums written in 1999. Other commercial lines, which include multi-peril risks, workers' compensation and automobile liability and physical damage, accounted for 22.9% of total gross premiums written in 1999. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 11.6% of total gross premiums written in 1999. Personal lines, which include both automobile and homeowners' coverages, accounted for less than 1% of total gross premiums written in 1999. American Country's business is written by in-house salaried employees and through approximately 40 independent insurance producers located in the states in which American Country is licensed. A discussion of operating segments is contained in Note 14 of the financial statements that are included in Item 14 of this Report on Form 10-K.

    American Country is the successor to an insurance company that was organized in 1978 under the name Calumet Insurance Company. In 1997, American Country entered into a transaction with The Western Systems Corp. (Western Systems) in which a subsidiary of Western Systems acquired substantially all of the assets and assumed substantially all of the liabilities of American Country Insurance Company (American Country) and its wholly owned subsidiary, American Country Financial Services Corp. (Financial Services) for a purchase price of $40,300,000 (the "Acquisition"). Western Systems has sold its business operations in early 1997 and subsequently until the Acquisition its business consisted primarily of managing its cash and cash equivalents as a publicly owned shell corporation. As a non-operating entity with only monetary assets and liabilities, Western Systems was actively seeking a business combination with an operating business that could use its available cash. In connection with the Acquisition, Western Systems sold 24 million shares of its common stock (approximately 75% of the shares outstanding) to three investors. Mr. Martin Solomon, Mr. Wilmer J. Thomas, Jr. and Frontier Insurance Group each acquired
8 million shares, or approximately 25% of the shares outstanding. Financing for the Acquisition was provided by Western Systems' cash on hand, the issuance of Western Systems common stock, and a line-of-credit agreement. Following the Acquisition, Western Systems changed its name to American

Country Holdings Inc. (ACHI or the Company) to better reflect the fact that its business operations consisted of the property and casualty and premium finance businesses of American Country.

    For financial reporting purposes, the Acquisition has been accounted for as a reverse Acquisition whereby American Country was deemed to be the acquirer of the Company. Paragraph 70 of APB 16 provides that presumptive evidence of the acquiring corporation in business combinations effected by an exchange of stock is obtained by identifying the former common stockholder interests of a combining company which either retain or receive the larger portion of the voting rights in the combined corporation. As described above, Messrs. Solomon and Thomas received a 50% interest in the Company in connection with the Acquisition, which was the larger portion of the voting rights of the Company. Moreover, Messrs. Solomon and Thomas had served on the Board of Directors of the previous parent of American Country and continued to serve on the board of the Company with Mr. Solomon serving as the Chairman of the Board and the Chief Executive Officer of the Company. American Country, the Company's primary operating entity, continued the same business after the Acquisition and maintained an executive management staff virtually identical to the management of American Country prior to the Acquisition, which provides additional support for accounting for the Acquisition as a reverse acquisition.

    Because Western Systems was a non-operating entity, with only monetary assets and liabilities, historical book value was deemed to equal fair value, and no goodwill or other intangible assets were recorded as a result of the Acqusition. Because American Country was deemed to be the accounting acquirer, the financial statements for the Company for periods prior to the business combination date (July 29, 1997), are those of American Country. The Acquisition was accounted for by the purchase method.

INSURANCE LINES

    American Country currently writes business in three areas of insurance: transportation, hospitality and other commercial lines. American Country's major insurance niche markets include taxicabs and limousines, workers' compensation, multi-peril, automobile and umbrella coverages for specific risks, primarily artisan contractors and restaurants. Due to underwriting losses in its personal lines, American Country decided to exit the personal lines market and focus its resources on its other specialty niches and expand them geographically.

    The following table sets forth the gross and net premiums for the principal lines of insurance written by American Country and the related percentages of the total gross and net premiums written for the year ended December 31, 1999:

                                     GROSS PREMIUMS WRITTEN     NET PREMIUMS WRITTEN
                                     -----------------------   ----------------------
                                      DOLLARS     PERCENTAGE    DOLLARS    PERCENTAGE
                                     ----------   ----------   ---------   ----------
                                          (IN THOUSAND)            (IN THOUSAND)
Transportation.....................   $50,908        65.4%      $48,590       65.7%
Hospitality........................     9,116        11.6         7,930       10.7
Other Commercial...................    17,853        22.9        17,388       23.5
Personal...........................        78         0.1            75        0.1
                                      -------       -----       -------      -----
Total..............................   $77,955       100.0%      $73,983      100.0%
                                      =======       =====       =======      =====

TRANSPORTATION

    American Country's transportation business is comprised of liability and physical damage insurance for taxis, limousines, ground shuttle, other commercial vehicles and para-transit fleets used to transport individuals to health care providers. American Country's largest taxi fleets in Illinois are written on a direct basis by salaried employees of American Country. The remainder of American Country's transportation business is written by independent insurance producers who specialize in this type of business in their geographic regions.

    American Country was originally organized primarily to provide insurance for the Yellow Cab Company in Chicago, which is the largest taxicab company in the United States. Transportation lines continue to be a major part of American Country's business, accounting for over $50.9 million or 65.4% of American Country's total gross premiums written in 1999. In 1999, 1998 and 1997, the Yellow Cab Company accounted for 14%, 17% and 16%, respectively, and Checker Taxi Association in Chicago accounted for 8%, 10% and 11%, respectively, of American Country's total gross premiums written. American Country or its predecessors have provided insurance to Yellow Cab Company and Checker Taxi Association for 30 and 70 years, respectively. The loss of this business could have a material adverse impact on American Country. American Country anticipates that the percentage of its business from Yellow Cab Company and Checker Taxi Association will become less significant as American Country expands its transportation business into additional geographic areas.

    Transportation business in the Chicago metropolitan area ranged from 41-47% of American Country's gross premiums written in the last three fiscal years. Although American Country believes that insuring taxicabs and limousines in the Chicago metropolitan area provides diversity in exposure and spread of risk between urban and suburban environments, having a large portion of the transportation business centered in one geographic area exposes American Country to certain risks, including rate competition from other insurers in the same metropolitan area and the impact of state and local regulation and judicial decisions affecting that area.

    American Country also provides liability coverage to taxicab associations (other than Yellow and Checker), limousine fleets, ground fleets, para-transit fleets and individual taxicab and limousine owners and operators in Chicago, surrounding communities and downstate Illinois. In late 1997 American Country extended its taxicab insurance business to Michigan, Pennsylvania and Wisconsin. American Country continued its expansion in 1998 into the states of Indiana, Minnesota, Pennsylvania and New Jersey. In 1999, American Country began providing transportation coverage in New York and Connecticut. It is seeking to expand its transportation business in these areas in order to proportionally decrease its reliance on the Chicago metropolitan market.

HOSPITALITY

    Hospitality lines, which consist of coverages for restaurants, taverns and banquet halls, accounted for $9.1 million or 11.6% of the total gross premiums written by American Country in 1999. American Country's restaurant program is primarily designed for "white tablecloth" establishments, but does accommodate other types of restaurants, including fast food outlets. In addition to offering commercial property damage, workers compensation and commercial auto coverages, American Country also offers specialized coverages for its hospitality customers, which include liquor liability, food spoilage, boiler and machinery and employment practices liability. American Country also offers a separate tavern policy which is tailored to neighborhood establishments rather than nightclubs.

OTHER COMMERCIAL

    Other commercial lines accounted for 22.9% or $17.9 million of 1999 total gross premiums written. American Country writes general liability, workers' compensation, multi-peril, and umbrella excess for artisan contractors and other low hazard businesses, primarily in Illinois and Wisconsin. The commercial business is written by independent agents specializing in these targeted classes.

    American Country's artisan contractors program offers coverages for plumbing, electrical, painting and carpentry contractors, but avoids roofing operations. The artisan contractor program targets operations of at least 10 employees and up to $5 million in payroll.

PERSONAL

    Personal lines represent both standard and preferred risks for homeowners, private passenger automobile liability and private passenger automobile physical damage coverages. Personal lines premium accounted for $78,000 or one-tenth of 1% (0.1%) of 1999 total gross premiums written. In late 1997, American Country began to significantly reduce its personal lines business and, on January 13, 1998, entered into a reinsurance agreement with Ohio Casualty Insurance Company ("Ohio Casualty"), pursuant to which Ohio Casualty reinsured American Country's personal lines business. Under the terms of this agreement, Ohio Casualty reinsures one hundred percent (100%) of the net liability of American Country for accidents and losses occurring on or after January 1, 1998 with respect to American Country's personal lines business in force on such date. The reinsurance remains in full force and effect until the expiration of all liabilities under the policies reinsured by Ohio Casualty. The agreement provides that in the event Ohio Casualty breaches or is in default with respect to any of its obligations under the agreement, American Country remains obligated and liable with respect to the reinsured policies. The agreement with Ohio Casualty is retroactive to January 1, 1998 and included an interim service agreement on the part of American Country. Upon expiration of the policies subject to this reinsurance agreement, American Country did not seek to renew the business, but rather encouraged Ohio Casualty to write the business on a direct basis. American Country's exit from the personal lines market is part of American Country's overall business plan to refocus its marketing concentration on its specialty underwriting niches, which include public transportation, primarily taxicabs and limousines, the hospitality industry and artisan contractors.

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

    For the first half of 1999, American Country's business was primarily reinsured by Motors Insurance Corporation (rated "A" by A.M. Best), Kemper Reinsurance Company (rated "A" by A.M. Best), Hannover Ruckversicherungs A G (rated "A+" by A.M. Best), Underwriters Reinsurance Company (rated "A+" by A.M.
Best), Ohio Casualty Insurance Company (rated "A+" by A.M. Best) and various Syndicates at Lloyds of London.

    Effective July 1, 1999, American Country's business is reinsured by General Reinsurance Corporation (rated "A++" by A.M. Best). The decision to change reinsurers was based on General Reinsurance Corporation's A.M. Best rating, lower pricing for the reinsurance and the administrative advantages of transacting with a single reinsurer.

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

SPECIALTY TRANSPORTATION REINSURANCE

    American Country currently purchases excess of loss reinsurance protection for its transportation business. Excess of loss reinsurance requires that a company retain a predetermined dollar amount of loss, known as the "retention." The insurance company is indemnified by the reinsurer for losses which exceed this dollar amount up to the limit of the reinsurance agreement. Any portion of the loss exceeding the agreement limit is either paid by the company or by other reinsurance agreements. Under its excess of loss program for its transportation business, American Country has a retention of $350,000 and reinsurance coverage of up to $4 million per occurrence.

COMMERCIAL AND PERSONAL LINES REINSURANCE

    American Country's commercial and personal lines business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage under the current treaty is as follows:

All Property Business....................  The reinsurer pays up to $3,650,000 in excess of American Country's retention of
                                           $350,000 per risk.

All Casualty Business
  (including workers' compensation)......  The reinsurer pays up to $3,650,000 in excess of American Country's retention of
                                           $350,000 per occurrence. A supplemental
                                           reinsurance agreement provides coverage
                                           of an additional $8,000,000 per
                                           occurrence and per claimant on American
                                           Country's Workers' compensation program.

    Property catastrophe reinsurance also is in force, which provides American Country with $3,750,000 of protection after a retention of $350,000 per catastrophic loss occurrence.

    Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $5,000,000 per occurrence in excess of $1,000,000 per occurrence in excess of primary limits. American Country's retention is 5% ($50,000) of the first $1,000,000 excess layer.

    For the period January 1 through December 31, 1998, substantially all of American Country's personal lines business was reinsured by Ohio Casualty pursuant to a reinsurance agreement. This agreement was not renewed in 1999, as American Country did not seek renewal of the personal lines policies reinsured under the treaty.

    The following table details American Country's reinsurance program, including the types of reinsurance and amounts reinsured with each named company for each of American Country's lines of insurance.

                         AMERICAN COUNTRY HOLDINGS INC.
                         1999 CEDED REINSURANCE PROGRAM
                     FOR THE PERIOD 1/1/99 THROUGH 6/30/99
                                    ($000)*

CONTRACT                           COVERAGE             COMPANY RETENTION            REINSURANCE LIMIT
--------                     --------------------  ---------------------------  ---------------------------
First Multi-Line             Excess of Loss        $250                         $250 in excess of $250
                                                                                retention
Term: 7/1/96-6/30/99                                                            $750 per risk on property
                                                                                claims

Second Multi-Line            Excess of Loss        N/A                          Casualty: $600 excess of
                                                                                $500 covered by First
                                                                                Multi-Line
Term: 7/1/96-6/30/99                                                            Property: $500 excess of
                                                                                $500 covered by First
                                                                                Multi-Line
                                                                                Max: $1,500/risk

Third Casualty Excess        Excess of Loss        N/A                          $3,000 excess of $1,100
                                                                                covered by First and Second
                                                                                Multi-Line
Term: 7/1/96-6/30/99
                                                                                Workers' Comp only:
                                                                                Follow Form

First Per Claimant           Workers' Comp Excess  N/A                          $8,000 excess of $4,100
                                                                                covered by First and Second
                                                                                Multi-Line and Third
                                                                                Casualty Excess
Term: Continuous from                                                           Term limitation: $15,000
  7/1/96

First Per Occurrence         Workers' Comp Excess  N/A                          $8,000 excess of $4,100
Term: Continuous from                                                           covered by First and Second
  7/1/96                                                                        Multi-Line and Third
                                                                                Casualty Excess
                                                                                Max any one life: $4,100

CONTRACT                               PREMIUM                    REINSURERS              %
--------                     ---------------------------  ---------------------------  --------
First Multi-Line             6.0% Provisional             MIC Re Corp. (Motors Ins        50%
                             8.0% Maximum                 Corp)
Term: 7/1/96-6/30/99         2.0% Minimum                 Kemper Re Ins. Co.              40%
                                                          Chartwell Reinsurance            7%
                                                          Company
                                                          Republic Western Ins Co.         3%
Second Multi-Line            4.00%                        MIC Re Corp. (Motors Ins.       50%
                             Profit sharing:              Corp)                             %
                             50% of losses and 15%        Kemper Re Ins. Co               40
                             Reinsurers expenses
Term: 7/1/96-6/30/99                                      Chartwell Reinsurance
                                                          Company                          7%

                                                          Republic Western Ins Co          3%
Third Casualty Excess        2.15%                        Underwriters Re                 30%

                                                          Kemper Re Ins. Co.              30%
Term: 7/1/96-6/30/99         Subject to one               GIO (New South Wales)           15%
                             reinstatement per 12 mos.
                                                          Hanover                         13%
                             Pro rata as to amount 100%   Chartwell Reinsurance Co         7%
                             as to time
                                                          Republic Western                 5%
First Per Claimant           0.334%                       Northwestern Nat'l Life         50%
                                                          Duncanson & Holt                30%

Term: Continuous from                                     Amer Accident Grp I and II
  7/1/96
                                                          Reinsurance Mgnt Services
                                                          Pinehurst Accident & Re         20%
First Per Occurrence         0.270%                       Northwestern Nat'l Life         50%
Term: Continuous from                                     Duncanson & Holt                30%
  7/1/96                                                  Amer Accident Grp I & II

                                                          Reinsurance Mgnt Services       20%
                                                          Pinehurst Accident & Re

                         AMERICAN COUNTRY HOLDINGS INC.
                         1999 CEDED REINSURANCE PROGRAM
                     FOR THE PERIOD 1/1/99 THROUGH 6/30/99
                                    ($000)*

CONTRACT                           COVERAGE             COMPANY RETENTION            REINSURANCE LIMIT
--------                     --------------------  ---------------------------  ---------------------------
Third Property Excess        Excess per Risk       N/A                          $1,000 excess of $1,000
                                                                                covered by First and
Term: Continuous from                                                           Second Multi-Line
  7/1/96
Premium rate change
effective 7/1/97

Fourth Property Excess       Excess per Risk       N/A                          $2,000 excess of $2,000
                                                                                covered by First and
Term: Continuous from                                                           Second Multi-Line and Third
  7/1/96                                                                        Property Excess

Excess Liability             Umbrella              All business:                All business:
                             95% Quota Share       5% first $1,000              95% first $1,000
Term: Continuous from                              N/A next $3,000              100% next $3,000
  7/1/96

Excess Property Catastrophe                        $250/occurrence              $250 excess of
                                                                                $250/occurrence
Term: 7/1/97-6/30/99

First Excess Property                              5% / $3,500 ($175) exce      ss 95% / $3,500 ($3,325)
Catastrophe                                        of $500                      excess of $500
Term: 7/1/96-6/30/99

Second Excess Property                             5% of $4,000 ($200)          95% of $4,000 ($3,800)
Catastrophe                                        excess of $4,000             excess of $4,000
Term: 7/1/97-6/30/99

CONTRACT                               PREMIUM                    REINSURERS              %
--------                     ---------------------------  ---------------------------  --------
Third Property Excess        1.83% of Subject Earned      First City Ins Brokers
                             Premium                      Limited:
Term: Continuous from                                     Lloyd's of London & London
  7/1/96                                                  Cos                             53%
Premium rate change                                       Hanover Ruck                    25%
effective 7/1/97                                          Vesta Fire Ins. Corp            15%
                                                          Chartwell Reinsurance
                                                          Company                          7%
Fourth Property Excess       Based on property value      First City Ins Brokers
                                                          Limited:
Term: Continuous from                                     Lloyd's of London & London
  7/1/96                                                  Cos                             53%
                                                          Hanover Ruck                    25%
                                                          Vesta Fire Ins. Corp            15%
                                                          Chartwell Reinsurance
                                                          Company                          7%
Excess Liability             95% of premium on first      Underwriters Reins Co           65%
                             $1,000                       Kemper Reinsurance Company      20%
Term: Continuous from        100% of premium on $3,000    Hanover Ruck/Eisen              15%
  7/1/96
                             in excess of first $1,000
                             27.5% Commission
                             30% Contingent Profit
                             Sharing after 20%
                             reinsurers margin
Excess Property Catastrophe  $50                          First City Insurance
                                                          Brokers Limited:
Term: 7/1/97-6/30/99         One full reinstatement of    Lloyd's of London              100%
                             the limit; 100% as to time
First Excess Property        3.00%                        Transatlantic Reinsurance     92.5%
                                                          Co
Catastrophe                                               Republic Western Insurance
                                                          Co                             7.5%
                             One free reinstatement:
Term: 7/1/96-6/30/99         each annual period, with
                             a maximum of 2
Second Excess Property       1.34%                        First City Insurance
Catastrophe                                               Brokers Limited:
                             One reinstatement: Pro       Lloyd's of London               85%
Term: 7/1/97-6/30/99         rata to amount 100% as       Vesta Fire Ins Co               15%
                             to time

                         AMERICAN COUNTRY HOLDINGS INC.
                         1999 CEDED REINSURANCE PROGRAM
                     FOR THE PERIOD 1/1/99 THROUGH 6/30/99
                                    ($000)*

CONTRACT                           COVERAGE             COMPANY RETENTION            REINSURANCE LIMIT
--------                     --------------------  ---------------------------  ---------------------------
OTHER PROGRAMS:
YELLOW CAB COMPANY
  (AFFILIATION)

Special Cover (Affiliation)  Taxi Excess           $150                         $150 excess of $350
                                                                                retention

Contingent Auto Excess       Taxi Excess           N/A                          $3,600 excess of $500
                                                                                covered by Special Cover
Term: 7/1/96-6/30/99
(Yellow Cab Company only)                                                       Reinstatement charge
                                                                                (One only)

LIMO PROGRAM
Special Facultative          Excess Liability      $350                         $150 excess of $350
                                                                                retention
                                                   $350                         $650 excess of $350
                                                                                retention
                                                   $350                         $1,150 excess of $350
                                                                                retention

SPECIAL NONTREATY
Ohio Casualty Company        Schedulized Personal  N/A                          None, subject to recoveries
                             Lines                                              under SeRe Agreements
100% Quota Share Agree.      Policies
Term: 12/31/98

CONTRACT                               PREMIUM                    REINSURERS              %
--------                     ---------------------------  ---------------------------  --------
OTHER PROGRAMS:
YELLOW CAB COMPANY
  (AFFILIATION)
Special Cover (Affiliation)  $135. /per cab, per year     General Reinsurance            100%
                                                          Corporation
Contingent Auto Excess       $317 per cab                 Hanover Ruck/Eisen              20%
                             $657 annual deposit          Kemper Reinsurance Company    22.5%
Term: 7/1/96-6/30/99         $624 annual minimum
(Yellow Cab Company only)    Pro rata as to amount        Republic Western Insurance
                                                          Co                             7.5%
                             100% as to amount            GIO of New South Wales          25%
                             15% No claims bonus/yr       First City Insurance
                                                          Brokers Limited
                                                          Lloyd's of London               25%
                             See Run-off terms
LIMO PROGRAM
Special Facultative          See Underwriting for         General Re (formerly
                             pricing
                             schedule                     National)                      100%
SPECIAL NONTREATY
Ohio Casualty Company        100% of Net Subject          Ohio Casualty Company          100%
                             Premiums
100% Quota Share Agree.
Term: 12/31/98

----------------------------------
*  All amounts, except percentages, are in thousands (000).

                         AMERICAN COUNTRY HOLDINGS INC.
                         1999 CEDED REINSURANCE PROGRAM
                     FOR THE PERIOD 7/1/99 THROUGH 12/31/99
                                    ($000)*

CONTRACT                        COVERAGE             COMPANY RETENTION        REINSURANCE LIMIT             PREMIUM
--------                 -----------------------  -----------------------  -----------------------  -----------------------
First Multi-Line         Excess of Loss           $350                     $150 excess of $350      3.22% All Property
                                                                           retention                4.29% Non-Taxi
                                                                                                    Commercial
Term: 7/1/99-6/30/01                                                                                Auto Liability 4.64%
                                                                                                    All other liability,
                                                                                                    excluding workers comp
                                                                                                    1.03% Other Taxi
                                                                                                    1.46% Workers
                                                                                                    Compensation

Second Multi-Line        Excess of Loss           N/A                      Casualty: $500 excess    Profit-sharing: 60% of
                                                                           of $500 covered by       losses and 15%
                                                                           First Multi-Line         reinsurer's expenses
                                                                                                    3.77% All Property
                                                                                                    4.55% Non-Taxi
                                                                                                    Commercial
                                                                                                    Auto Liability
Term: 7/1/99-6/30/01                                                       Property: $500 excess    6.95% All other
                                                                           of $500 covered by       liability, excluding
                                                                           First Multi-Line         workers comp
                                                                                                    .86% Other Taxi
                                                                                                    1.35% Workers
                                                                                                    Compensation

Third Casualty Excess    Excess of Loss           N/A                      $3,000 excess of $1,000  .86% All Casualty
                                                                           covered by First and     excluding taxi and
                                                                           Second Multi-Line        workers comp
Term: 7/1/99-6/30/01                                                       Workers' Comp only:      .93% Workers
                                                                           Follow Form              Compensation .49% Other
                                                                                                    Taxi

First Per Claimant/Per   Workers' Comp Excess     N/A                      $8,000 excess of $4,000  Subject to one
  Occurrence                                                               covered by First and     reinstatement per 12
                                                                           Second Multi-Line and    mos.
                                                                           Third Casualty Excess    Pro rata as to amount
                                                                                                    100% as to time
                                                                                                    1.19%
Term: Continuous from                                                      Term limitation:
  7/1/99                                                                   $15,000
                                                                           Max any one life:
                                                                           $4,000

CONTRACT                   REINSURERS COMPANY        %
--------                 -----------------------  --------
First Multi-Line         General Reinsurance         100%
                         Corporation
Term: 7/1/99-6/30/01
Second Multi-Line        General Reinsurance         100%
                         Corporation
Term: 7/1/99-6/30/01
Third Casualty Excess    General Reinsurance         100%
                         Corporation
Term: 7/1/99-6/30/01
First Per Claimant/Per   General Reinsurance         100%
  Occurrence             Corporation
Term: Continuous from
  7/1/99

                         AMERICAN COUNTRY HOLDINGS INC.
                         1999 CEDED REINSURANCE PROGRAM
                     FOR THE PERIOD 7/1/99 THROUGH 12/31/99
                                    ($000)*

CONTRACT                        COVERAGE             COMPANY RETENTION        REINSURANCE LIMIT             PREMIUM
--------                 -----------------------  -----------------------  -----------------------  -----------------------
Third Property Excess    Excess per Risk          N/A                      $3,000 excess of $1,000  3.0781% of Gross Net
                                                                           covered by First and     Earned Premium
                                                                           Second Multi-Line
Term: Continuous from    Umbrella 95% Quota       All business:            All business:            95% of premium on first
  7/1/99                 Share                    5% first $1,000          95% first $1,000 100%    $1,000 100% of premium
  Premium rate change                             N/A next $4,000          next $4,000              on next $4,000
  effective 7/1/01                                                                                  27.5%Commission 30%
  Excess Liability                                                                                  Contingent Profit
  Term: Continuous from                                                                             Sharing after 20%
  7/1/99                                                                                            reinsurers margin

Excess Property                                   $350/occurrence          $3,750 excess of         3.38%
  Catastrophe                                                              $350/occurrence          Minimum: $132
                                                                                                    Maximum: $137
Term: 7/1/99-6/30/01                                                                                One full reinstatement
                                                                                                    of the limit; 100% as
                                                                                                    to time

OTHER PROGRAMS:
  YELLOW CAB COMPANY
  (AFFILIATION)

Special Cover            Taxi Excess              $350                     $150 excess of $350      $140 /per cab, per year
  (Affiliation)                                                            retention
Contingent Auto Excess   Taxi Excess              N/A                      $3,500 excess of $500    $381 per cab
                                                                           covered by Special
                                                                           Cover
Term: 7/1/99-6/30/01                                                       Reinstatement charge     One full reinstatement
  (Yellow Cab Company                                                      (One only)               as to the limit;
  only)                                                                                             100% as to amount
                                                                                                    15% No claims bonus/
                                                                                                    year

CONTRACT                   REINSURERS COMPANY        %
--------                 -----------------------  --------
Third Property Excess    General Reinsurance         100%
                         Corporation
Term: Continuous from    General Reinsurance         100%
  7/1/99                 Corporation
  Premium rate change
  effective 7/1/01
  Excess Liability
  Term: Continuous from
  7/1/99
Excess Property          General Reinsurance         100%
  Catastrophe            Corporation
Term: 7/1/99-6/30/01
OTHER PROGRAMS:
  YELLOW CAB COMPANY
  (AFFILIATION)
Special Cover            General Reinsurance         100%
  (Affiliation)          Corporation
Contingent Auto Excess   General Reinsurance         100%
                         Corporation
Term: 7/1/99-6/30/01
  (Yellow Cab Company
  only)

------------------------------

*  All amounts, except percentages, are in thousands (000).

ASSUMED REINSURANCE

    In October 1999, American Country and Fairfield Insurance Company ("Fairfield") entered into a service agreement and a 100% quota share reinsurance agreement. Pursuant to the terms of the reinsurance agreement, American Country, as the reinsurer, assumes 100% of the premiums and losses of each insurance policy that Fairfield cedes to American Country. The types of policies ceded by Fairfield to American Country consist of transportation lines and hospitality lines. These agreements allow American Country to write business in states where licenses are pending.

    The service agreement permits American Country to underwrite, issue and service on behalf of Fairfield, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Maryland, New Jersey and Rhode Island. American Country received premiums of $329,947 in 1999 for the Fairfield policies it reinsured. American Country reinsures the business it assumes from Fairfield on the same basis as it reinsures the policies it writes directly.

    In April 1998, American Country and Mutual Services Casualty Insurance Company ("MSI") entered into a service agreement and a 100% quota share reinsurance agreement. Pursuant to the terms of the reinsurance agreement between MSI and American Country, American Country, as the reinsurer, assumed 100% of the premiums and losses of each insurance policy that MSI ceded to American Country. The types of policies ceded by MSI to American Country consisted of transportation lines and hospitality lines. These agreements allowed American Country to write business in states where licenses are pending.

    The service agreement permitted American Country to underwrite, issue and service on behalf of MSI, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Connecticut, Minnesota, Michigan and New Jersey. American Country received premiums of $1,249,399 in 1999 for the MSI policies it reinsured. American Country reinsures the business it assumes from MSI on the same basis as it reinsures the policies it writes directly. The quota-share reinsurance and service agreements were cancelled in October 1999.

MARKETING

    American Country is licensed in Connecticut, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, New York, Pennsylvania, Wisconsin and the District of Columbia. Applications are pending in California and New Jersey. American Country also is authorized to act as an excess and surplus lines insurer in 21 states. American Country markets its insurance products through multiple distribution sources consisting of independent insurance producers, managing general agents and directly through salaried employees of American Country. American Country relies on both in-house personnel and independent insurance producers to produce its Yellow Cab, Checker Taxi and other Chicago taxicab associations' liability insurance, and on approximately 40 producers and two managing general agents to market its other insurance products. American Country selects agents based on their comprehensive knowledge of the industries to which American Country provides coverages and the geographic market in which the agent operates.

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

    In 1998 American Country was licensed to write business in the state of New York and began providing coverage for New York City Yellow Medallion taxi cabs in February of 1999. In 1999, American Country also began providing transportation coverage in Connecticut.

    American Country also expanded its insurance programs for restaurants into the states of Michigan, Minnesota, New Jersey and Pennsylvania during 1998. American Country's restaurant program in these states was written through an agreement with MSI through October 1999, and subsequently through Fairfield, which both produced the business consistent with American Country's underwriting and rating guidelines and filed rates.

    The following tables set forth for the three years ended December 31, 1999, the gross and net premiums written, whether produced directly by American Country employees or by independent agents:

                                                                    YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                       1999                  1998                  1997
                                                -------------------   -------------------   -------------------
                                                PREMIUMS   PERCENT    PREMIUMS   PERCENT    PREMIUMS   PERCENT
                                                WRITTEN    OF TOTAL   WRITTEN    OF TOTAL   WRITTEN    OF TOTAL
                                                --------   --------   --------   --------   --------   --------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
GROSS PREMIUMS
  Transportation..............................  $50,908      65.4%    $35,303      51.9%    $29,285      42.8%
  Hospitality.................................    9,116      11.6       7,424      10.9       4,654       6.8
  Other Commercial............................   17,853      22.9      22,391      32.9      25,348      37.1
  Personal....................................       78       0.1       2,952       4.3       9,129      13.3
                                                -------     -----     -------     -----     -------     -----
    Total.....................................  $77,955     100.0%    $68,070     100.0%    $68,416     100.0%
                                                =======     =====     =======     =====     =======     =====

NET PREMIUMS
  Transportation..............................  $48,590      65.7%    $33,694      59.3%    $28,297      47.1%
  Hospitality.................................    7,930      10.7       6,489      11.4       3,495       5.8
  Other Commercial............................   17,388      23.5      19,270      33.9      19,974      33.2
  Personal....................................       75       0.1      (2,593)     (4.6)      8,312      13.8
                                                -------     -----     -------     -----     -------     -----
    Total.....................................  $73,983     100.0%    $56,861     100.0%    $60,078     100.0%
                                                =======     =====     =======     =====     =======     =====

OPERATING RATIOS

STATUTORY COMBINED RATIO

    American Country's statutory combined ratio expresses losses and expenses as a percentage of premium revenues and is the traditional measure of underwriting experience. Losses and loss adjustment expenses incurred are expressed as a percentage of net premiums earned. Acquisition and underwriting expenses are expressed as a percentage of net premiums written, with the aggregate sum of those percentages equaling the combined ratio. The GAAP ratio expresses all percentages as a percentage of net premiums earned. Generally speaking, if the statutory combined ratio is below 100%, an insurance company has an underwriting profit, and if it is above 100%, the insurer has an underwriting loss.

    The following table reflects the loss ratios, expense ratios and combined ratios of American Country, determined in accordance with statutory accounting practices, for the years indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1999       1998       1997       1996       1995
                                                           --------   --------   --------   --------   --------
STATUTORY COMBINED RATIO
Loss and loss expense ratio..............................    91.3%      79.6%      88.8%      80.7%      79.6%
Expense ratio............................................    19.4%      21.3%      20.8%      21.1%      20.7%
                                                            -----      -----      -----      -----      -----
    Combined ratio.......................................   110.7%     100.9%     109.6%     101.8%     100.3%
                                                            =====      =====      =====      =====      =====

    During 1999, American Country posted an additional $3.5 million in Workers' Compensation loss reserves in excess of management's original estimate due to continuing adverse development in prior years. The main reasons for the adverse development are rising medical costs and increased length of disabilities covered under these policies.

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

                                             1999        1998        1997        1996        1995
                                           ---------   ---------   ---------   ---------   ---------
Net premiums written during the
  year...................................  $  73,983   $  56,861   $  60,078   $  60,760   $  57,544
Statutory-basis capital and surplus
  at end of year.........................     37,173      39,083      34,555      34,080      31,288
Ratio....................................  1.99 to 1   1.45 to 1   1.74 to 1   1.78 to 1   1.84 to 1

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

    American Country maintains reserves for the payment of losses and loss adjustment expenses ("LAE") for all lines of business. The determination of reserves for losses and LAE is based on information reported to it regarding claims and the historical loss experience of the business. The vast majority of losses are reported to American Country by its insureds in a timely fashion; however, there is always a certain percentage of losses which occurred but have not been reported ("IBNR") to American Country at any given time. American Country establishes reserves for IBNR claims, and this reserve also includes amounts for the potential adverse development of losses known to American Country (in other words, subsequent developments may occur that require that previously established reserves be increased). Upon receipt of a claim, American Country establishes a reserve, which is an estimate of the amount which will be paid upon conclusion of the claim. The reserves for the known losses, IBNR reserve and the loss adjustment expense reserve, represent the total amount American Country estimated will be needed to satisfy all losses (known and unknown) which may be paid by American Country. These reserves are reflected as liabilities on American Country's balance sheet.

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

    The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net reserves for losses and LAE, beginning of year..........  $ 80,465   $83,973    $79,450
Incurred losses and LAE for claims relating to:
  Current year..............................................    59,227    44,244     53,613
  Prior years...............................................     4,389       434       (464)
                                                              --------   -------    -------
Total net claims incurred...................................    63,616    44,678     53,149
                                                              --------   -------    -------
Losses and LAE payments for claims relating to:
  Current year..............................................    18,368    15,231     19,624
  Prior years...............................................    34,364    32,955     29,002
                                                              --------   -------    -------
Total net claims paid.......................................    52,732    48,186     48,626
                                                              --------   -------    -------
Net reserves for losses and LAE, end of year................    91,349    80,465     83,973
Total reinsurance recoverable on unpaid losses and LAE......    13,144    11,952     15,114
                                                              --------   -------    -------
Gross reserves for losses and LAE, end of year..............  $104,493   $92,417    $99,087
                                                              ========   =======    =======

    The $4,389,000 increase in prior years' reserves during 1999 is attributable to reserve strengthening, including additional reserves for Workers' Compensation of $3,500,000, for losses incurred in calendar years 1998 and prior. This is primarily due to increased medical costs and longer duration disabilities covered under these policies.

    The $434,000 increase in prior years' reserves during 1998 are attributable to reserve strengthening for losses incurred in calendar years 1997 and prior. This is due primarily to increased medical costs and longer duration disabilities covered under these policies.

    The $464,000 decrease in the prior years' reserves in 1997 is attributable to American Country's overall favorable development for the period, particularly in the transportation lines. This is attributable to favorable weather conditions in the Midwest, which resulted in both a lower frequency and severity of transportation claims. This was slightly offset by higher settlements on personal lines claims, which is due to increased real and personal property values. Additionally, the commercial lines claims were marginally higher than expected.

    As referred to throughout this document, the commercial lines insurance industry has suffered from a prolonged soft market. Pricing pressures have resulted in premium revenue that is inadequate to cover the losses incurred. As a result, American Country has recorded losses that are substantially higher than management's original estimate. Consequently, in 1999, American Country increased its reserves for Workers' Compensation by $3.5 million over its original 1999 estimate. The bulk of this reserve increase related to 1996 and 1997.

    The following table reflects American Country's losses and LAE reserve development, net of estimated salvage and subrogation recoveries, through December 31, 1999, for each of the preceding ten years:

                                                      CUMULATIVE REDUNDANCY (DEFICIENCY)
                                                                 (000'S ONLY)
                                                           YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------
                                    1989       1990       1991       1992       1993       1994       1995
                                  --------   --------   --------   --------   --------   --------   --------
Reserve for loss and loss
  expenses net of reinsurance
  recoverables..................  $43,263    $49,526    $57,846    $62,234    $64,274    $66,494    $74,582
Reserve re-estimate as of:......
One year later..................   48,501     50,580     56,684     63,751     65,868     66,665     75,577
Two years later.................   48,041     54,584     60,869     66,607     63,759     67,693     78,628
Three years later...............   50,100     57,120     62,717     63,744     65,559     69,172     79,634
Four years later................   51,944     58,592     60,875     64,040     66,524     68,541     79,624
Five years later................   52,724     57,072     61,207     64,770     65,670     68,186
Six years later.................   52,219     57,484     61,554     64,553     65,497
Seven years later...............   52,770     57,803     61,484     64,658
Eight years later...............   52,999     57,704     61,633
Nine years later................   53,075     57,776
Ten years later.................   53,296
Cumulative redundancy
  (deficiency)..................  (10,033)    (8,250)    (3,787)    (2,424)    (1,223)    (1,692)    (5,042)
Percentage......................    (23.2)%    (16.7)%     (6.5)%     (3.9)%     (1.9)%     (2.5)%     (6.8)%
Reserve for claims and expenses,
  gross.........................                                    75,780     73,922     73,209     81,633
Reinsurance recoverables........                                    13,546      9,652      6,716      7,051
                                  -------    -------    -------    -------    -------    -------    -------
Reserve for claims and expenses,
  net...........................                                   $62,234    $64,270    $66,493    $74,582
                                  =======    =======    =======    =======    =======    =======    =======

                                     CUMULATIVE REDUNDANCY (DEFICIENCY)
                                                (000'S ONLY)
                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                    1996       1997       1998       1999
                                  --------   --------   --------   --------
Reserve for loss and loss
  expenses net of reinsurance
  recoverables..................  $79,450    $83,973    $80,465    $91,349
Reserve re-estimate as of:......
One year later..................   78,988     84,407     84,854
Two years later.................   82,604     91,015
Three years later...............   86,277
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
Cumulative redundancy
  (deficiency)..................   (6,827)    (7,042)    (4,389)
Percentage......................     (8.6)%     (8.4)%     (5.5)%
Reserve for claims and expenses,
  gross.........................   90,965     99,087     92,417    104,493
Reinsurance recoverables........   11,515     15,114     11,952     13,144
                                  -------    -------    -------    -------
Reserve for claims and expenses,
  net...........................  $79,450    $83,973    $80,465    $91,349
                                  =======    =======    =======    =======

                                                                       PAID LOSSES
                                                                      (000'S ONLY)
                                                                 YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                    1989       1990       1991       1992       1993       1994       1995       1996
                                  --------   --------   --------   --------   --------   --------   --------   --------
Cumulative amount of losses
  paid, net of Reinsurance
  recoverables through:
One year later..................  $14,687    $16,626    $17,141    $21,331    $23,271    $22,495    $25,938    $29,002
Two years later.................   25,226     26,858     31,753     37,778     37,843     38,161     43,579     50,707
Three years later...............   31,836     37,389     44,070     48,653     48,178     48,658     59,041     64,768
Four years later................   39,850     46,088     51,495     56,212     54,636     57,939     68,066
Five years later................   47,138     51,321     57,099     58,792     60,174     62,953
Six years later.................   49,834     55,374     58,481     61,695     63,016
Seven years later...............   51,567     56,112     59,652     63,056
Eight years later...............   51,905     56,752     60,702
Nine years later................   52,334     57,024
Ten years later.................   52,737
Eleven years later

                                           PAID LOSSES
                                           (000'S ONLY)
                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                    1997       1998       1999
                                  --------   --------   --------
Cumulative amount of losses
  paid, net of Reinsurance
  recoverables through:
One year later..................  $32,949    $34,364
Two years later.................   54,663
Three years later...............
Four years later................
Five years later................
Six years later.................
Seven years later...............
Eight years later...............
Nine years later................
Ten years later.................
Eleven years later

INVESTMENTS

    Funds, including reserve funds, are invested until required for American Country's operations, subject to restrictions on permissible investments established by applicable state insurance codes. American Country's investment policy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. American Country's investment portfolio is managed solely by BlackRock Financial Management, Inc

    The following table contains information concerning American Country's investment portfolio at December 31, 1999:

                                                 AMORTIZED     FAIR     AMOUNT REFLECTED ON   PERCENT
                                                   COST       VALUE        BALANCE SHEET      OF TOTAL
                                                 ---------   --------   -------------------   --------
                                                                    (IN THOUSANDS)
Available-for-sale securities
  Fixed maturity securities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies....  $ 12,750    $ 12,641        $ 12,641           10.0%
Obligations of states and political
  subdivisions.................................    30,620      30,233          30,233           23.9%
Foreign governments............................     1,299       1,261           1,261            1.0%
Corporate securities...........................    48,203      46,781          46,781           36.9%
Mortgage-backed securities.....................    36,654      35,381          35,381           27.9%
                                                 --------    --------        --------          -----
  Total fixed maturity securities..............   129,526     126,297         126,297           99.7%
  Equity securities............................       353         367             367            0.3%
                                                 --------    --------        --------          -----
  Total available-for-sale securities..........  $129,879    $126,664        $126,664          100.0%
                                                 ========    ========        ========          =====

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by rating at December 31, 1999:

                                                              FAIR     PERCENT
S&P/MOODY'S RATING(1)                                        VALUE     OF TOTAL
---------------------                                       --------   --------
                                                              (IN THOUSANDS)
AAA/Aaa (including U.S. Treasuries of $8,476).............  $ 69,569     55.1%
AA/Aa.....................................................    17,340     13.7%
A/A.......................................................    25,807     20.4%
BBB/Ba....................................................     9,959      7.9%
All other.................................................     3,622      2.9%
                                                            --------    -----
  Total...................................................  $126,297    100.0%
                                                            ========    =====

------------------------

(1) Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by maturity at December 31, 1999:

                                                              FAIR     PERCENT
MATURITY                                                     VALUE     OF TOTAL
--------                                                    --------   --------
                                                              (IN THOUSANDS)
Due in one year or less...................................  $  1,808      1.4%
Due after one year through five years.....................    34,891     27.6%
Due after five years through ten years....................    34,081     27.0%
Due after ten years.......................................    20,136     15.9%
Mortgage-backed securities................................    35,381     28.0%
                                                            --------    -----
Total fixed maturity securities...........................  $126,297    100.0%
                                                            ========    =====

    The following table summarizes the Company's investment results for the five years ended December 31, 1999:

                                                                        YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                    --------      --------      --------      --------      --------
                                                                             (IN THOUSANDS)
Total net investment income...................       $7,618        $7,134        $7,025        $7,032        $6,465
Average annual pre-tax yield..................          6.1%          6.0%          6.4%          6.7%          6.7%
Average annual after-tax yield................          4.7%          4.4%          4.6%          4.6%          4.7%

Effective federal income tax on investment
  income......................................         25.0%         25.0%         31.1%         25.3%         24.9%

REGULATION

    American Country is subject to varying degrees of regulation and supervision in the jurisdictions in which it transacts business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation is designed to protect policyholders rather than investors and relates to such matters as standards of solvency, which must be met and maintained; the licensing of insurers and their agents and producers; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting principles basis, required to be filed on the financial condition of insurers or for other purposes. In general, American Country must file all rates for insurance directly underwritten with the insurance department of each state in which it operates on an admitted basis; reinsurance generally is not subject to state regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Illinois, the domicile state of American Country, requires that dividends be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income.

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

    The National Association of Insurance Commissioners facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has a risk-based capital model act for property/casualty companies, which calculates a minimum required statutory policyholders' surplus based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. At December 31, 1999, American Country's required risk-based capital was $7.3 million; and its reported statutory capital and surplus was $37.2 million, so that at December 31, 1999, American Country substantially exceeded the risk-based capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation" for additional information.

COMPETITION

    The property and casualty insurance business is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition and aggressive pricing and marketing.

    American Country faces its most active competition in public transportation lines from captive insurance programs that are put together by agents and reinsurers using an insurance company that writes the insurance business as a fronting carrier and then reinsures substantially all of the business with the reinsurer. Many of these programs are short-lived, but they generally are priced aggressively. Besides creating instability, they generally do not provide continuity of claims practices and settlements, which adversely affects future pricing for property and casualty insurance generally. Presently, there are two national carriers still pursuing taxi/livery business through general agents, but both of these carriers have reduced their presence in certain geographic areas (Midwest, California, New Jersey). A few smaller regional carriers remain that continue to target smaller accounts.

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

    Financial Services operates principally as a premium finance company under the regulations of the Illinois Department of Insurance, financing commercial insurance premiums, and also offers secured loans to some of American Country's larger customers. Professional Services operates principally as a finance company providing collateral loan financing to members of certain taxi associations. All loans are secured either through unearned premiums on insurance policies or, by taxicab medallions and equipment assets. For the year ended December 31, 1999, Financial Services and Professional Services had combined net income of $109,000 a 26% decrease from 1998. This decrease is due primarily to a reduction in the financing being provided by Financial Services and greater operating expenses for both Financial Services and Professional Services.

YEAR 2000

    The Company has successfully managed the transition from one century to the next. Although some internal systems and third parties experienced minor problems, these were quickly resolved and had no significant effect on the Company's clients, businesses or results of operations. The following information is provided in order to update prior disclosures with respect to this matter.

    Early in 1999, the Company completed Year 2000 renovation and validation for all of its critical information technology systems, including those provided by third parties. The Company also completed during 1999, the necessary remediation of other infrastructure items or developed contingency plans to allow critical functions to continue in the event of infrastructure problems.

    The estimated total cost for the Company's Year 2000 compliance is $66,000 . This estimate includes the cost of software modification and/or replacement as well as hardware and software implementation and testing.

    Although no problems that have had or are expected to have a material effect on the Company have become apparent, the Company continues to monitor its own systems and those of third parties as they perform required functions for the first time in the Year 2000. It is also possible that as yet undetected Year 2000 problems with the systems of important vendors, insurance agents and brokers and clients may emerge as the year progresses, and the Company continues to monitor for issues of this type as well.

EMPLOYEES

    As of December 31, 1999, American Country employed approximately 150 full time employees, 8 of whom are executive management, and 8 part-time employees. American Country is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES.

    The Company leases office space at 222 N. LaSalle Street, Chicago, Illinois, for its executive offices and insurance operations. The 39,000 square feet facility has a monthly rental of approximately $63,000. The current lease expires in May 2002.

    The Company leases space at two additional locations in the Chicago area for purposes of storage and claim handling. The aggregate monthly rental is approximately $6,600.

    The Company believes that it currently has adequate space for expansion at its existing facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending material legal proceedings to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except as noted below. The Company is subject to claims arising in the ordinary course of business. Most of these lawsuits involve claims under insurance policies issued by American Country. These lawsuits are considered by American Country in estimating the reserves for losses and loss adjustment expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

                                  COMMON STOCK

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 31, 1999..............................................   $1.47      $1.37
June 30, 1999...............................................    1.25       1.22
September 30, 1999..........................................    1.12       1.07
December 31, 1999...........................................    1.03       0.93
March 31, 1998..............................................    2.50       1.94
June 30, 1998...............................................    1.97       1.66
September 30, 1998..........................................    1.94       1.06
December 31, 1998...........................................    1.88       1.06

    At March 13, 2000, there were approximately 250 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded. (See "Business Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiary.)

WARRANTS

    The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Warrants during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail markups, markdowns or commissions.

                                COMMON WARRANTS

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 31, 1999..............................................    $.35       $.33
June 30, 1999...............................................    0.25       0.19
September 30, 1999..........................................    0.16       0.14
December 31, 1999...........................................    0.33       0.33
March 31, 1998..............................................    1.38       1.00
June 30, 1998...............................................    0.72       0.50
September 30, 1998..........................................    0.50       0.38
December 31, 1998...........................................    0.56       0.50

    At March 13, 2000, the Company had 2,054,129 warrants outstanding. The warrants give the warrant holder the right to purchase 2.19 shares of the Company's Common Stock at a price of $1.83 per share through August 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                         AMERICAN COUNTRY HOLDINGS INC.
                            SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Revenues:
  Gross premiums written.......................  $77,955    $68,070    $68,416    $67,828    $64,898
                                                 =======    =======    =======    =======    =======
  Net premiums written.........................  $73,983    $56,861    $60,078    $60,760    $57,544
                                                 =======    =======    =======    =======    =======
  Net premiums earned..........................  $69,677    $56,135    $59,814    $60,550    $56,909
  Net investment income........................    7,618      7,134      7,025      7,032      6,465
  Realized capital gains (losses)..............     (342)     1,479      1,613        915        222
  Other income.................................      215        315        331        219        150
                                                 -------    -------    -------    -------    -------
      Total revenues...........................   77,168     65,063     68,783     68,716     63,746
Expenses:
  Losses and loss adjustment expenses..........   63,617     44,679     53,149     48,845     45,305
  Amortization of policy acquisition costs,
    underwriting, and other expenses...........   14,009     12,932     12,911     12,860     11,185
                                                 =======    =======    =======    =======    =======
  Interest expense.............................      584        491        161          0          0
                                                 -------    -------    -------    -------    -------
      Total expenses...........................   78,210     58,102     66,221     61,705     56,490
                                                 -------    -------    -------    -------    -------
Income before income taxes.....................   (1,042)     6,961      2,562      7,011      7,256
Income taxes...................................     (967)     1,585        493      1,986      2,287
                                                 =======    =======    =======    =======    =======
  Net Income (loss)............................  $   (75)     5,376      2,069      5,025      4,969
                                                 =======    =======    =======    =======    =======
Net income per share: basic....................  $  0.00    $  0.17    $  0.06    $  0.14    $  0.14
                                                 =======    =======    =======    =======    =======
Net income per share: diluted..................  $  0.00    $  0.17    $  0.06    $  0.14    $  0.14
                                                 =======    =======    =======    =======    =======
Cash dividends declared per share(1)...........  $  0.00    $  0.00    $  0.00    $  0.07    $  0.08
                                                 =======    =======    =======    =======    =======

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total investments.........................  $129,385   $126,028   $121,098   $114,237   $113,687
Total assets..............................   176,033    168,305    162,661    151,790    140,627
Liabilities for gross unpaid losses and
  loss adjustment expenses................   104,493     92,417     99,087     90,965     81,633
Notes payable.............................    11,150      9,300      4,800          0          0
Total liabilities.........................   139,323    127,183    127,521    111,353    100,560
Total shareholders' equity................    36,710     41,122     35,140     40,437     40,067
Book value per share......................  $   1.14   $   1.28   $   1.10   $   1.14   $   1.13
Statutory Combined Ratio..................     110.7%     100.9%     109.6%     101.8%     100.3%
GAAP Combined Ratio.......................     111.4%     102.6%     109.9%     101.3%      98.8%

------------------------

(1) Cash dividends declared are those of American Country. Dividends per share declared by Western Systems prior to the Acquisition were $0 for each year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the 1999 Consolidated Financial Statements and notes thereto.

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

    American Country and Financial Services experienced non-recurring costs related to the Acquisition of approximately $1 million in late 1996 and the first nine months of 1997 which did not impact future operations. Subsequent to the Acquisition in July, 1997, American Country no longer pays annual management fees and administrative fees in excess of $1 million. Since the Acquisition, American Country has been repositioning and refocusing its strategic philosophy to expand its transportation and restaurant and hospitality products, eliminate its personal lines business (which had an underwriting loss of $1.7 million for 1997), implement plans to improve operating efficiencies and reduce the costs of managing its business. At the end of 1997, American Country decided not to market any personal lines business and not to accept any new personal lines business from independent agents. As a result of these efforts, American

Country recorded a charge of approximately $400,000 in 1997 primarily for termination benefits that were paid in 1997 that is estimated to result in future annual savings in salaries and benefits. In addition, fixed income advisors have been engaged to enhance the quality and yield on the portfolio of invested assets.

    In 1999, American Country continue the run-off of its personal lines business. Due to the expiration of the expense-sharing component of the reinsurance agreement with Ohio Casualty, American Country has recognized expenses in 1999 that were previously shared under the agreement. Additionally, American Country increased loss and loss adjustment reserves for its Workers Compensation line by $3.5 million over management's original estimate. The reserve increase is attributable to prior years, primarily 1996 through 1998, and is the result of increasing medical costs and extended length of disability experienced by workers covered under these policies. In addition, American Country continues to be adversely affected by the continuing pricing pressures in the commercial insurance market.

THE CALENDAR YEAR 1999 COMPARED TO THE CALENDAR YEAR 1998

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

NET PREMIUMS EARNED:

                                                                                       INCREASE
                                                                YEAR ENDED            (DECREASE)
                                                               DECEMBER 31,          1999 TO 1998
                                                            -------------------   -------------------
                                                              1999       1998      AMOUNT       %
                                                            --------   --------   --------   --------
Transportation lines......................................  $45,246    $31,028    $14,218      45.8%
Other Commercial lines....................................   17,221     19,677     (2,456)    (12.5)
Hospitality lines.........................................    7,116      5,133      1,983      38.6
Personal lines............................................       94        297       (203)    (68.3)
                                                            -------    -------    -------     -----
  Totals..................................................  $69,677    $56,135    $13,542      24.1%
                                                            =======    =======    =======     =====

    Transportation lines, which consists of taxi and limousine liability and physical damage programs, grew during 1999 as a result of American Country's geographic expansion into additional states. Total premium revenues generated by transportation lines grew 45.8% to $45.2 million in 1999 as compared to $31.0 million in 1998. In 1999, revenues generated outside of Illinois increased from 8.6% or $2.7 million in 1998 to 25.8% or $11.7 million in 1999. This increase is attributable to growth of new programs established in 1998 in Pennsylvania, Michigan, Minnesota, New Jersey, Wisconsin, and in 1999 in New York and Connecticut.

    Premium revenues for American Country's hospitality lines increased 38.6% to $7.1 million in 1999 as compared to $5.1 million in 1998. The hospitality program continued its significant growth outside of Illinois by expanding into the states of Minnesota and New Jersey.

    Premium revenues generated from American Country's other commercial lines decreased by approximately 12.5% in 1999 to $17.2 million from $19.7 million for 1998. This decrease is primarily attributable to American Country's re-underwriting program as well as continuing pricing pressures in the industry. American Country realized a small amount of return premium from its reinsurers, which resulted in additional earned premium for this line not attributable to existing policies.

    Premium revenues for personal lines decreased from $297,000 for 1998 to $94,000 for 1999, a increase of 68.3%. The decrease is attributable to the reinsurance agreement entered into at the beginning of 1998, pursuant to which nearly all of American Country's personal lines business was reinsured by Ohio Casualty and to American Country's decision to cease marketing personal lines business and to cease accepting personal lines business from independent agents.

    Net investment income increased 6.8% during 1999. Income earned on invested assets amounted to $7.6 million during 1999 as compared to $7.1 million for 1998. Although invested assets increased $1.2 million during the period, declining yields resulted in only a modest increase in earned investment income. Realized gains for 1999 decreased $1.8 million, a 123.1% decrease from 1998. Upon the appointment of professional investment advisors in late 1997, the Company's portfolio of invested assets was restructured to achieve stated guidelines, and as a result, significant gains were realized in 1998. These gains did not continue in 1999. Investment expenses for 1999 were $670,000 as compared to $702,000 in 1998, which resulted in savings of $32,000 in 1999, primarily the result of lower market values of bonds held.

    Other income, which consists of interest and fees earned on premium financing activities decreased from $315,000 in 1998 to $215,000 in 1999, a 31.7% decrease. The decrease is the result of the lower volume of premium finance contracts entered into in 1999.

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                                                   STATUTORY               GAAP
                                                                   COMBINED              COMBINED
                                                                     RATIO                 RATIO
                                                                     YEAR                  YEAR
                                                                     ENDED                 ENDED
                                                                 DECEMBER 31,          DECEMBER 31,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
Losses......................................................    74.1%      64.8%      74.1%      64.8%
Loss Adjustment Expenses (LAE)..............................    17.2       14.8       17.2       14.8
                                                               -----      -----      -----      -----
Losses and LAE..............................................    91.3       79.6       91.3       79.6
Policy acquisition, other Underwriting expenses.............    19.4       21.3       20.1       23.0
                                                               -----      -----      -----      -----
  Total combined ratio......................................   110.7%     100.9%     111.4%     102.6%
                                                               =====      =====      =====      =====

    Loss and loss adjustment expenses for 1999 increased from 79.6% of premium revenues during 1998 to 91.3% for 1999. This increase is attributable to higher claims activity, particularly in the commercial lines, and includes the $3.5 million reserve adjustment for prior years' Workers Compensation losses.

    Transportation lines loss ratios increased during 1999, with a loss and loss adjustment expense ratio of 80.3% as compared to 79.6% for 1998. This increase is attributable to higher claims frequency and a conservative reserving philosophy in American Country's new markets.

    The ratio for losses and LAE for hospitality lines increased from 75.2% in 1998 to 92.7% in 1999. Claims activity increased during 1999 due to the geographic and market expansion of this program. Additionally, the loss ratio increased due to three substantial fire losses.

    The ratio of losses and LAE for other commercial lines increased to 115.0% in 1999 from 82.1% in 1998. Much of this increase is the result of the continuing prior years' adverse development of the Workers' Compensation line, which resulted in American Country posting additional reserves for this line of $3.5 million over management's initial estimate. Additionally, the poor results of the commercial line are attributable to continuing pricing pressures commonplace throughout the industry.

    Losses and LAE for personal lines during 1999 increased to $861,000 compared to ($48,000) in 1998, primarily due to the expiration of the expense-sharing component of the reinsurance agreement with Ohio Casualty, as well as the reduced premium base of this line.

    Policy acquisition costs increased $1.6 million or 17.9% during 1999. However, when expressed as a percentage of premium revenues, policy acquisition costs decreased from 15.7% in 1998 to 14.8% for 1999. This indicates that the increase in policy acquisition costs is attributable to substantial premium growth rather than increased commission rates paid to producers.

    Administrative and general expenses decreased 12.0% in 1999 as a result of lower general expenses incurred in connection with the operating activities of the Company. The decrease is attributable to cost saving initiatives begun during the fourth quarter of 1997 and continued through 1999, primarily due to higher productivity per employee. The number of full-time employees increased by only 5.6%, as compared to an 18.6% increase in revenue for 1999. Interest expense for 1999 increased by $93,000 to $584,000, due to increased borrowings.

THE CALENDAR YEAR 1998 COMPARED TO THE CALENDAR YEAR 1997

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

NET PREMIUMS EARNED:

                                                                                        INCREASE
                                                                 YEAR ENDED            (DECREASE)
                                                                DECEMBER 31,          1998 TO 1997
                                                             -------------------   -------------------
                                                               1998       1997      AMOUNT       %
                                                             --------   --------   --------   --------
Transportation lines.......................................  $31,028    $28,056    $ 2,972      10.6%
Other Commercial lines.....................................   19,677     19,802       (125)     (0.6)
Hospitality lines..........................................    5,133      3,379      1,754      51.9
Personal lines.............................................      297      8,577     (8,278)    (96.5)
                                                             -------    -------    -------     -----
    Totals.................................................  $56,135    $59,814    $(3,679)     (6.2)%
                                                             =======    =======    =======     =====

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

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

                                                                   STATUTORY               GAAP
                                                                   COMBINED              COMBINED
                                                                     RATIO                 RATIO
                                                                  YEAR ENDED            YEAR ENDED
                                                                 DECEMBER 31,          DECEMBER 31,
                                                              -------------------   -------------------
                                                                1998       1997       1998       1997
                                                              --------   --------   --------   --------
Losses......................................................    64.8%      72.0%      64.8%      72.0%
Loss Adjustment Expenses (LAE)..............................    14.8       16.8       14.8       16.8
                                                               -----      -----      -----      -----
Losses and LAE..............................................    79.6       88.8       79.6       88.8
Policy acquisition, other Underwriting expenses.............    21.3       20.8       23.0       21.1
                                                               -----      -----      -----      -----
    Total combined ratio....................................   100.9%     109.6%     102.6%     109.9%
                                                               =====      =====      =====      =====

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

    The ratio for losses and LAE for hospitality lines declined slightly to 75.2% in 1998 from 76.0% in 1997. Although claims activity increased during 1998 due to the geographic and market expansion of this program, loss ratios remained relatively constant during the year.

    The ratio of losses and LAE for other commercial lines decreased to 82.1% in 1998 as compared to 99.0% in 1997. Although it is impossible to determine how much of this improvement is the result of the re-underwriting program, management believes the impact was significant. Additionally, the commercial lines experienced a lower severity in claims during the year. Workers' compensation and multi-peril liability and property coverages were the lines most responsible for effecting this improvement.

    The ratio of losses and LAE for personal lines during 1998 decreased to -8.4% compared to 94.4% in 1997, primarily due to the reinsurance agreement with Ohio Casualty and the decision to cease marketing this business and accepting personal lines business from independent agents.

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

ASSET PORTFOLIO REVIEW

    At December 31, 1999, the Company's total assets of $176 million was comprised of the following: Cash and investments, 76.3%; reinsurance recoverables, 8.6%, premiums receivable, 7.4%; deferred expenses (policy acquisition costs and deferred taxes) 5.6%; fixed assets, .5%; and other assets, 1.6%.

    The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of fixed income debt securities which are rated as investment grade with a carrying value of $126.6 million and constituting 98% of the Company's fixed maturity investments.

    At December 31, 1999 and 1998, the Company's fixed asset maturity securities included mortgage-backed bonds of $35.4 million and $25.7 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments can cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in gain or yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

    At December 31, 1999, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

                                                               AMOUNT
                                                               MARKET    PERCENT OF
S&P/MOODY'S RATING                                             VALUE     PORTFOLIO
------------------                                            --------   ----------
AAA/Aaa (including US Treasuries of $8,476).................  $ 69,569       55.1%
AA/Aa.......................................................    17,340       13.7%
A/A.........................................................    25,807       20.4%
BBB/Ba......................................................     9,959        7.9%
All other...................................................     3,622        2.9%
                                                              --------      -----
    Total...................................................  $126,297      100.0%
                                                              ========      =====

    The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. The Company employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are generally avoided. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rates movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $126.3 million, the long term fixed maturity investment portfolio has an average maturity of 5.8 years and an indicated duration of 3.7. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 3.9%, or $4.8 million. These possible declines in values for bond and stock portfolios would affect negatively the common stockholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

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

    Cash flow generated from operations for the year ended December 31, 1999 and 1998 was $3.3 million and $390,000 respectively, which amounts were adequate to meet all obligations during the periods. The increase in cash flow for the year ended December 31, 1999 compared to the year ended December 31, 1998 is primarily related to the increase in premiums and to an increase in loss reserves.

    On July 28, 1997, the Company obtained a $7 million revolving loan credit facility under which it borrowed $4.8 million at an initial rate of 7.5% based upon LIBOR, payable quarterly, to fund a portion of the $40.3 million paid in connection with the Acquisition.

    On April 30, 1998 the Company negotiated a $15 million revolving line of credit facility with a new lender bearing a maturity date of April 30, 2001. Interest on the borrowings under the facility may be based on the prime rate minus one percent (1%), Eurodollar loan or the Federal Funds rate. At
December 31, 1999, the unused portion of the line of credit was $3.8 million. The weighted average interest rate on the outstanding line of credit for 1999 was 6.0%. Total interest expense in 1999 and 1998 was $584,000 and $491,000 respectively. Repayment of this debt is expected to be funded by dividends from the operating subsidiaries.

    On October 5, 1999, the Board of Directors approved a loan proposal from Northern Trust wherein the line of credit was converted to an $8.0 million four year term loan and a $7.0 million 364 day revolving credit. Under the $8.0 million term loan, the first installment of $2.0 million is due April 30, 2001. The interest rate on the term loan may be based upon LIBOR + 1%, the New York Federal Funds rate +1%, or the prime rate minus 1%.

    The $7.0 million revolving credit agreement has a maturity of 364 days, with a Commitment Fee of .25% per annum on the unused portion.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. American Country was in compliance with all covenants of the agreement as of December 31, 1999.

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

                                                   RATIO OF TOTAL ADJUSTED CAPITAL TO
                                                      AUTHORIZED CONTROL LEVEL RBC
REGULATORY EVENT                                        (LESS THAN OR EQUAL TO)
----------------                                   ----------------------------------
Company action level.............................                   2*
Regulatory action level..........................                  1.5
Authorized control level.........................                    1
Mandatory control level..........................                  0.7

------------------------

*   Or, 2.5 with negative trend.

    The ratios of total adjusted capital to authorized control level RBC for American Country were in excess of their required amounts at both December 31, 1999 and 1998.

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

FORWARD LOOKING STATEMENTS

    The Company cautions readers regarding certain forward-looking statements contained in the foregoing sections and elsewhere and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical facts. In particular, statements using verbs such as "expect," "intend," "plan," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include but may not be limited to, statements relating to future plans, targets and objectives, financial results, cyclical industry conditions, government and regulatory policies, the uncertainties of the reserving process and the competitive environment in which the Company operates.

    Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The Company disclaims any obligation to update forward-looking information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements on Page F-1.

                               SUPPLEMENTAL DATA

         Unaudited Quarterly Results of American Country Holdings Inc. and
                                  Subsidiaries

    The following is a summary of unaudited quarterly results of operations for 1999 and 1998 (in thousands, except per share data):

                                                         1999                                        1998
                                       -----------------------------------------   -----------------------------------------
                                       MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net premiums earned..................  $14,552    $17,758    $17,707    $19,660    $13,129    $13,876    $14,054    $15,076
Total net investment income..........    1,836    $ 1,830      1,918      2,033      1,747      1,841      1,709      1,837
Income before income tax.............      437        389        456     (2,324)     1,654      1,572        929      1,810
Net income (loss)....................      525        358        181    ($1,139)     1,180        969      1,034      2,193
Per share data: Basic earnings per
  common share.......................      .02        .01        .01       (.04)      0.04       0.03       0.03       0.07
Diluted earnings per common share....      .02        .01        .01       (.04)      0.04       0.03       0.03       0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On January 15, 1998 the Board of Directors of the Company, upon the advice of its Audit Committee, elected to not retain Ernst & Young LLP as its independent auditors, effective for fiscal year 1998. The decision to change accountants was based upon a cost analysis of services provided. There were no disagreements between management of the Company and the former accountants on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures during any period through the date of dismissal. The accountant's reports on the financial statements of the Company for the 1997 fiscal year was unqualified, not modified as to uncertainty, audit scope or accounting principles, and did not express any adverse opinion or disclaimer of opinion.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

NAME                                          AGE                        OFFICE
----                                        --------   ------------------------------------------
Martin L. Solomon.........................     63      Chairman of the Board, President, CEO and
                                                       Director
Edwin W. Elder III........................     56      Exec. Vice President, COO and Director
William J. Barrett........................     60      Director
Karla M. Violetto.........................     32      Vice President and Chief Financial Officer
Wilmer J. Thomas, Jr......................     73      Director
John G. McMillian.........................     72      Director
Ronald Jay Gold...........................     58      Secretary

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

    KARLA M. VIOLETTO was appointed Vice President and Chief Financial Officer of American Country in March, 2000, succeeding James P. Byrne, who served as Vice President and Controller of American Country from 1988 through 1999.
Ms. Violetto has 11 years of experience in the insurance industry. Prior to joining American Country as Manager, Corporate Reporting and Financing in July of 1999, Ms. Violetto was a senior associate at PricewaterhouseCoopers, LLP. Ms. Violetto received her bachelor's degree in accountancy from De Paul University in 1989 and is a certified public accountant.

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

    JOHN G. MCMILLIAN In 1973, Mr. McMillian founded Northwest Energy Company, a natural gas supplier, and from 1973 through 1983 served as its first chairman and chief executive officer. From 1987 to 1995, Mr. McMillian was also the chairman, president and chief executive officer of Allegheny & Western Energy Corporation, an oil and gas company. Mr. McMillian is currently the chairman and chief executive officer of Chapparal Resources, Inc., a gas and oil exploration and production company.He also serves on the board of directors of Excalibur Technologies Corp., a designer of knowledge retrieval software products, the U.S. Ski Team Foundation and the Steadman Hawkins Sports Medicine Foundation.

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

ITEM 11.  EXECUTIVE COMPENSATION.

    For information regarding executive compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 20, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, which is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 20, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive Proxy Statement for its annual meeting of stockholders to be held on June 20, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 which is incorporated herein by reference.

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

(b)     Reports on Form 8-K.
        There were no reports on Form 8-K filed in the fourth quarter of 1999.

(c) Exhibits. See Exhibit Index immediately following financial statement schedules.

(d)     Financial statements, fifty percent or less owned persons.
        Not applicable.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2), (C), AND (D)
              LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1999

                         AMERICAN COUNTRY HOLDINGS INC.
                               CHICAGO, ILLINOIS

ITEM 14.

Report of Independent Accountants on Financial Statement Schedules..................     F-2
Schedule II             Condensed Balance Sheet.....................................     F-4
                        Condensed Statement of Income...............................     F-5
                        Condensed Statement of Cash Flows...........................     F-6
                        Condensed Statement of Stockholders' Equity.................     F-7
Schedule IV             Reinsurance.................................................     F-8
Schedule V              Valuation and Qualifying Accounts...........................     F-9

                        Supplemental Information Concerning Property/Casualty
Schedule VI.....        Insurance Operations........................................    F-10
Reports of Independent Accountants..................................................    F-12
Consolidated Balance Sheets.........................................................    F-14
Consolidated Statements of Income...................................................    F-15
Consolidated Statements of Stockholders' Equity.....................................    F-16
Consolidated Statements of Cash Flows...............................................    F-17
Notes to Consolidated Financial Statements..........................................    F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
American Country Holdings Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 29, 2000 appearing under Item 14(a)(1) of this Form 10-K also included audits of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K, as of December 31, 1999 and 1998 and for the years then ended. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of the Company for the year ended December 31, 1997 were audited by other independent accountants whose report dated February 24, 1998 expressed an unqualified opinion on those financial statement schedules.

                                          /s/ PricewaterhouseCoopers LLP
                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 29, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

American Country Holdings Inc.

    We have audited the consolidated financial statements of American Country Holdings Inc. and subsidiaries for the year ended December 31, 1997, and have issued our report thereon dated February 24, 1998 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in the Index at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois

February 24, 1998

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                            CONDENSED BALANCE SHEET

                             (PARENT COMPANY ONLY)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $   202    $    22
Investments in subsidiaries:
  American Country Insurance Company........................   44,147     47,769
  American Country Financial Services Corp..................    1,931      1,806
  American Country Professional Services Corp...............       (8)        10
Deferred Income Taxes.......................................       --        506
Income taxes recoverable....................................                  --
Due from subsidiaries.......................................    1,441        977
Prepaid Expenses............................................       47         28
                                                              -------    -------
    Total assets............................................  $47,760    $51,118
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued expenses............................................  $   159    $   187
Income taxes payable........................................     (333)       411
Notes payable--from subsidiary..............................       --         97
Deferred income taxes.......................................       74         --
Note payable................................................   11,150      9,300
                                                              -------    -------
    Total liabilities.......................................   11,050      9,995
                                                              =======    =======

Stockholders' equity:
Common stock--$.01 par value. Authorized 60,000 shares
  Issued and outstanding: 1999--32,097,371;
    1998--32,045,214........................................      320        320
Preferred stock
  Authorized--2,000,000 shares Issued and outstanding
    shares: 0...............................................       --         --
Additional paid in capital..................................   36,864     36,864
Accumulated other comprehensive income......................   (1,784)     2,553
Retained earnings (deficit).................................    1,310      1,385
                                                              -------    -------
    Total equity............................................   36,710     41,122
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $47,760    $51,118
                                                              =======    =======

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                         CONDENSED STATEMENTS OF INCOME

                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)

                                                                                            PERIOD
                                                          YEAR ENDED      YEAR ENDED       JULY 29-
                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1999            1998            1997
                                                         -------------   -------------   -------------
REVENUES
Net investment income..................................      $  39          $    3           $    7
Management fees from subsidiaries......................        900             900              250
                                                             -----          ------           ------
    Total Revenues.....................................        939             903              257
                                                             -----          ------           ------
EXPENSES
General and administrative expenses....................        580             737              186
Interest expense.......................................        584             579              171
                                                             -----          ------           ------
    Total Expenses.....................................      1,164           1,316              357
                                                             -----          ------           ------
Loss before income tax benefit and equity in
  undistributed income of subsidiaries.................       (225)           (414)            (100)
Income tax expense.....................................       (114)           (649)             (47)
                                                             -----          ------           ------
Income (Loss) before equity in undistributed income of
  subsidiaries.........................................       (339)            235              (53)
Undistributed income of subsidiaries...................        264           5,141            1,344
                                                             -----          ------           ------
Net income (Loss)......................................      $ (75)         $5,376           $1,291
                                                             =====          ======           ======

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)

                                                                                             PERIOD
                                                           YEAR ENDED      YEAR ENDED       JULY 29-
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1999            1998            1997
                                                          -------------   -------------   -------------
Net cash provided by (used in) operating activities.....     (1,670)         $(4,667)       $    361
Investing Activities:
  Business combination--net of cash acquired............         --               --         (31,862)
  Capitalization of subsidiary..........................         --              (10)             --
                                                             ------          -------        --------
Net cash provided by (used in) investing activities.....         --              (10)        (31,862)
Financing activities:
  Proceeds from note payable............................      1,850            4,500           4,800
  Issuance of common stock..............................         --               --          26,667
  Exercise of options and warrants......................         --               16             217
                                                             ------          -------        --------
Net cash provided by financing activities...............      1,850            4,516          31,684
                                                             ------          -------        --------
Net increase (decrease) in cash.........................        180             (161)            183
Cash at beginning of year...............................         22              183              --
                                                             ------          -------        --------
Cash at end of year.....................................     $  202          $    22        $    183
                                                             ======          =======        ========

                  See notes to condensed financial statements.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERICAN COUNTRY HOLDINGS INC.

                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                             (PARENT COMPANY ONLY)

                                 (IN THOUSANDS)
             FOR THE PERIOD JULY 29, 1997 THROUGH DECEMBER 31, 1999

                                                                                      ACCUMULATED
                                                   NUMBER               ADDITIONAL       OTHER        RETAINED        TOTAL
                                                     OF       COMMON     PAID-IN     COMPREHENSIVE    EARNINGS    STOCKHOLDERS'
                                                   SHARES     STOCK      CAPITAL         INCOME       (DEFICIT)      EQUITY
                                                  --------   --------   ----------   --------------   ---------   -------------
BALANCE AT BEGINNING OF PERIOD:
July 29, 1997 pre-acquisition...................    7,903      $ 79      $10,205        $     0        $(1,548)      $ 8,736
Adjustment for reverse acquisition..............        0         0            0          3,398         (3,734)         (336)
Issuance of additional shares...................   24,001       240       26,427              0              0        26,667
                                                   ------      ----      -------        -------        -------       -------
Adjusted beginning balance at July 29, 1997.....   31,904       319       36,632          3,398         (5,282)       35,067
Comprehensive income, net of tax:
Net income (for period from July 29, 1997 to
  December 31, 1997)............................        0         0            0              0          1,291         1,291
Change in net unrealized investment gains (net
  of applicable income tax of $(207))...........        0         0            0           (403)             0          (403)
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(548))................................        0         0            0         (1,065)             0        (1,065)
Other...........................................        0         0            0             33              0            33
                                                                                                                     -------
Total comprehensive income......................                                                                        (144)
Issuance of additional shares upon exercise of
  options and warrants..........................      132         1          216              0              0           217
                                                   ------      ----      -------        -------        -------       -------
BALANCE AT DECEMBER 31, 1997....................   32,036      $320      $36,848        $ 1,963        $(3,991)      $35,140
Comprehensive income, net of tax:
Net income......................................        0         0            0              0          5,376         5,376
Change in net unrealized investment gains (net
  of applicable income tax of $862).............        0         0            0          1,558              0         1,558
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $(503))................................        0         0            0           (976)             0          (976)
Other...........................................        0         0            0              8              0             8
                                                                                                                     -------
Total comprehensive income......................                                                                       5,966
Issuance of additional shares upon exercise of
  options and warrants..........................        9         0           16              0              0            16
                                                   ------      ----      -------        -------        -------       -------
BALANCE AT DECEMBER 31, 1998....................   32,045      $320      $36,864        $ 2,553        $ 1,385       $41,122
Comprehensive income, net of tax:
Net income......................................        0         0            0              0            (75)          (75)
Change in net unrealized investment gains (net
  of applicable income tax of ($2,160)).........        0         0            0         (4,522)             0        (4,522)
Less: Elimination of realized gains included in
  income as reported (net of applicable income
  tax of $116)..................................        0         0            0            226              0           226
Other...........................................        0         0            0            (41)             0           (41)
                                                                                                                     -------
Total comprehensive income......................                                                                      (4,412)
Issuance of additional shares upon exercise of
  options and warrants..........................        0         0            0              0              0             0
                                                   ------      ----      -------        -------        -------       -------
BALANCE AT DECEMBER 31, 1999....................   32,045      $320      $36,864        ($1,784)       $ 1,310       $36,710
                                                   ======      ====      =======        =======        =======       =======

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

    2. As discussed in Note 1 to the consolidated financial statements, on July 29, 1997, the Registrant entered into a business combination with American Country Insurance Company ("American Country") that was accounted for as a reverse acquisition (the "Acquisition"). As a result, the historical financial statements of the Registrant prior to July 29, 1997 are those of American Country. The Registrant is the parent company of American Country only from the date of the Acquisition. Accordingly, the condensed financial statements of the parent company only included herein reflect the period from July 29, 1997 through December 31, 1999. The Company has presented a condensed statement of stockholders' equity for purposes of disclosing the beginning equity balances of the Registrant when it became the parent company of American Country.

                            SCHEDULE IV--REINSURANCE
                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                 COL. C                        COL. E
                                                         ----------------------              ----------
                                                             A           B         COL. D    PERCENTAGE
COL. A                                         COL. B    CEDED TO     ASSUMED     --------   OF AMOUNT
------                                        --------     OTHER     FROM OTHER     NET       ASSUMED
DESCRIPTION                                    DIRECT    COMPANIES   COMPANIES     AMOUNT      TO NET
-----------                                   --------   ---------   ----------   --------   ----------
Year ended December 31, 1999
  Premiums written..........................  $76,027     $ 3,972      $1,928     $73,983        2.6%

Year ended December 31, 1998
  Premiums written..........................  $65,180     $11,210      $2,891     $56,861        5.1%

Year ended December 31, 1997
  Premiums written..........................  $67,576     $ 8,338      $  840     $60,078        1.4%

                                   SCHEDULE V

                       VALUATION AND QUALIFYING ACCOUNTS

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                             COL. A       COL. B       COL. C       COL. D       COL. E
                                           ----------   ----------   ----------   ----------   ----------
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO     OTHER         (A)       BALANCE AT
                                           BEGINNING    COSTS AND     ACCOUNTS    DEDUCTIONS     END OF
DESCRIPTION                                OF PERIOD     EXPENSES    (DESCRIBE)   (DESCRIBE)     PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1999
  Reserves and allowances deducted from
    asset accounts:
    Allowance for bad debts..............     $(262)       $(120)                    $  34        $(348)
Year ended December 31, 1998
  Reserves and allowances deducted from
    asset accounts:
    Allowance for bad debts..............     $(265)       $ (96)                    $  99        $(262)
Year ended December 31, 1997.............     $(155)       $ (94)                    $ (16)       $(265)
  Reserves and allowances deducted from
    asset accounts:
    Allowance for bad debts..............     $ (22)       $ (84)                    $ (49)       $(155)

------------------------

(A) Amounts charged off less recoveries.

                      SCHEDULE VI--SUPPLMENTAL INFORMATION

               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                        DECEMBER 31,                                 YEAR ENDED DECEMBER 31,
                       -----------------------------------------------   -----------------------------------------------
       COL. A            COL. B        COL. C      COL. D      COL. E     COL. F      COL. G             COL. H
---------------------  -----------   ----------   ---------   --------   --------   ----------   -----------------------
                                      RESERVES    DISCOUNT,                                       LOSS AND       LOSS
                                     FOR UNPAID    IF ANY,                                       ADJUSTMENT    EXPENSES
                                      LOSS AND    DEDUCTED                                       ----------   ----------
                        DEFERRED       CLAIM         IN                             TOTAL NET     INCURRED    RELATED TO
                         POLICY      ADJUSTMENT    COLUMN     UNEARNED    EARNED    INVESTMENT    CURRENT       PRIOR
PERIOD                 ACQUISITION    EXPENSES        C       PREMIUMS   PREMIUMS     INCOME        YEAR         YEAR
------                 -----------   ----------   ---------   --------   --------   ----------   ----------   ----------
1999
Transportation.......     $1,296      $ 61,023        --      $ 8,557    $45,246      $3,429      $36,568       $  (211)
Hospitality..........        868         7,553        --        3,915      7,116         513        5,973           625
Commercial...........      1,084        33,248        --        6,244     17,221       1,779       16,415         3,385
Other................          3         2,669        --           12         94         140          271           590
Not allocated........          0             0        --            0          0       1,757            0             0
                          ------      --------       ---      -------    -------      ------      -------       -------
Totals...............      3,251       104,493        --       18,728     69,677       7,618       59,227         4,389
                          ======      ========                =======    =======      ======      =======       =======

1998
Transportation.......        406        49,357        --        2,982     31,028       2,878       23,399           813
Hospitality..........        629         4,092        --        3,124      5,133         832        4,390          (292)
Commercial...........      1,314        35,565        --        8,032     19,677       3,253       16,023           298
Other................          7         3,403        --          323        297         171          432          (384)
Not allocated........          0             0        --            0          0         200            0             0
                          ------      --------       ---      -------    -------      ------      -------       -------
Totals...............      2,356        92,417        --       14,461     56,135       7,134       44,244           434
                          ======      ========                =======    =======      ======      =======       =======

1997
Transportation.......         --        46,473        --          278     28,056       2,810       22,471           394
Hospitality..........        362         3,027        --        1,762      4,313         819        2,716           567
Commercial...........      1,434        43,696        --        8,453     18,869       2,900       21,205        (1,726)
Other................        748         5,891        --        2,920      8,576         239        7,221           301
Not allocated........          0             0        --            0          0         257            0             0
                          ------      --------       ---      -------    -------      ------      -------       -------
Totals...............     $2,544      $ 99,087        --      $13,413    $59,814      $7,025      $53,613       $  (464)
                          ======      ========                =======    =======      ======      =======       =======

                             YEAR ENDED DECEMBER 31,
                       ------------------------------------
       COL. A             COL. I        COL. J      COL. K
---------------------  ------------   ----------   --------

                       AMORTIZATION      PAID
                       OF DEFERRED      LOSSES
                          POLICY       AND LOSS
                       ACQUISITION    ADJUSTMENT   PREMIUMS
PERIOD                    COSTS        EXPENSES    WRITTEN
------                 ------------   ----------   --------
1999
Transportation.......    $  5,761      $29,095     $48,590
Hospitality..........       1,170        3,382       7,930
Commercial...........       3,441       18,916      17,388
Other................           5        1,337          75
Not allocated........           0            0           0
                         --------      -------     -------
Totals...............      10,377       52,730      73,983
                         ========      =======     =======
1998
Transportation.......       3,141       21,880      33,694
Hospitality..........       1,228        2,817       6,489
Commercial...........       3,694       20,502      19,270
Other................         741        2,988      (2,592)
Not allocated........           0            0           0
                         --------      -------     -------
Totals...............       8,804       48,187      56,861
                         ========      =======     =======
1997
Transportation.......       2,324       20,756      28,297
Hospitality..........         907        1,926       4,395
Commercial...........       3,804       18,971      19,074
Other................       2,069        6,973       8,312
Not allocated........           0            0           0
                         --------      -------     -------
Totals...............    $  9,104      $48,626     $60,078
                         ========      =======     =======

    Investment income is allocated to segments based on each segment's percentage of insurance reserves. Investment income not allocated to segments includes investment income allocable to capital and surplus and realized gains and losses.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
American Country Holdings Inc.

    In our opinion, the accompanying consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended present fairly, in all material respects, the financial position of American Country Holdings Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated statements of income, stockholders' equity, and cash flows of the Company for the year ended
December 31, 1997 were audited by other independent accountants whose report dated February 24, 1998 expressed an unqualified opinion on those statements.

                                          PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 29, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

American Country Holdings Inc.

    We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Country Holdings Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois

February 24, 1998

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Investments (NOTES 2 AND 3):
Available-for-sale:
  Fixed maturities--At fair value (amortized cost: 1999
    $129,526,000; 1998--$122,010,000).......................  $126,297   $125,086
  Equity securities--At fair value (cost: 1999 $353,000;
    1998--$353,000).........................................       367        402
Collateral loans (at amortized cost, which approximates fair
  value)....................................................     2,721        540
                                                              --------   --------

Total investments...........................................   129,385    126,028
Cash and cash equivalents...................................     4,973     10,353
Premiums receivable (net of allowance: 1999 $348,000;
  1998--$262,000)...........................................    13,048      7,378
Reinsurance recoverable.....................................    15,233     13,402
Deferred income taxes.......................................     6,535      3,624
Deferred policy acquisition costs...........................     3,251      2,355
Accrued investment income...................................     1,772      1,705
Property and equipment......................................       832        820
Other assets................................................       929      2,640
                                                              --------   --------
Total assets................................................  $175,958   $168,305
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses................  $104,493   $ 92,417
  Unearned premiums.........................................    18,728     14,461
  Note payable (NOTE 8).....................................    11,150      9,300
  Accrued expenses..........................................     3,179      3,854
  Premium deposits..........................................         9      2,894
  Drafts outstanding........................................     2,023      3,792
  Income taxes payable......................................      (334)       465
                                                              --------   --------
Total liabilities...........................................   139,248    127,183
Commitments and contingent liabilities (NOTES 11 AND 12)
Stockholders' equity (NOTES 1 AND 7):
  Common Stock--$.01 par value. Authorized--60,000,000
    shares
    Issued and outstanding shares: 1999 32,045,214; 1998
    32,045,214..............................................       320        320
  Preferred Stock Authorized--2,000,000 shares
    Issued and outstanding shares: 0........................
  Additional paid-in capital................................    36,864     36,864
  Accumulated other comprehensive income (loss).............    (1,784)     2,553
  Retained earnings.........................................     1,310      1,385
                                                              --------   --------
Total stockholders' equity..................................    36,710     41,122
                                                              --------   --------
                                                              $175,958   $168,305
                                                              ========   ========

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
REVENUES
Premiums earned.............................................  $69,677    $56,135    $59,814
Net investment income.......................................    7,618      7,134      7,025
Net realized gains (losses) on investments..................     (342)     1,479      1,613
Other income................................................      215        315        331
                                                              -------    -------    -------
Total revenues..............................................   77,168     65,063     68,783
LOSSES AND EXPENSES
Losses and loss adjustment expenses.........................   63,617     44,679     53,149
Amortization of deferred policy acquisition costs...........   10,377      8,804      9,104
Administrative and general expenses.........................    4,216      4,619      3,968
                                                              -------    -------    -------
Total losses and expenses...................................   78,210     58,102     66,221
                                                              -------    -------    -------
Income (loss) before income taxes...........................   (1,042)     6,961      2,562
Provision for income tax (NOTE 5):
  Current...................................................      125      1,374      4,163
  Deferred..................................................   (1,092)      2110     (3,670)
                                                              -------    -------    -------
                                                                 (967)     1,585        493
                                                              -------    -------    -------
Net income (loss)...........................................  $   (75)   $ 5,376    $ 2,069
                                                              =======    =======    =======
Basic and dilutive earnings per share.......................  $   .00    $   .17    $   .06
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                                    ADDITIONAL       OTHER       RETAINED        TOTAL
                                             NUMBER OF    COMMON     PAID-IN     COMPREHENSIVE   EARNINGS    STOCKHOLDERS'
                                              SHARES      STOCK      CAPITAL        INCOME       (DEFICIT)      EQUITY
                                             ---------   --------   ----------   -------------   ---------   -------------
Balance at December 31, 1996...............    35,557       356            0           919         39,162        40,437

Comprehensive income, net of tax:
Net Income.................................         0         0            0             0          2,069         2,069
Change in net unrealized investment gains
  (net of applicable income taxes of
  $904)....................................         0         0            0         2,076              0         2,076
Less: Elimination of realized gains
  included in income as reported (net of
  applicable income tax of $(548)).........         0         0            0        (1,065)             0        (1,065)
Other......................................         0         0            0            33              0            33
                                                                                                                -------
Total comprehensive income.................                                                                       3,113
Redemption of shares recognized as part of
  reverse acquisition......................   (35,557)     (356)           0             0        (39,894)      (40,250)
Acquisition of Western Systems.............     7,903        79       10,205             0         (5,328)        4,956
Issuance of additional shares..............    24,001       204       26,427             0              0        26,667
Issuance of additional shares upon exercise
  of options and warrants..................       132         1          216             0              0           217
                                              -------      ----       ------        ------        -------       -------
Balance at December 31, 1997...............    32,036       320       36,848         1,963         (3,991)       35,140
Comprehensive income, net of tax:
Net Income.................................         0         0            0             0          5,376         5,376
Change in net unrealized investment gains
  (net of applicable income taxes of
  $862)....................................         0         0            0         1,558              0         1,558
Less: Elimination of realized gains
  included in income as reported (net
  applicable income tax of $(503)).........         0         0            0          (976)             0          (976)
Other......................................         0         0            0             8              0             8
                                                                                                                -------
Total comprehensive income.................                                                                       5,966
Issuance of additional shares upon exercise
  of options and warrants..................         9         0           16                            0            16
                                              -------      ----       ------        ------        -------       -------
Balance at December 31, 1998...............    32,045       320       36,864         2,553          1,385        41,122

Comprehensive income, net of tax:
Net Income.................................         0         0            0             0            (75)          (75)
Change in net unrealized investment gains
  (net of applicable income taxes of
  $(2,160))................................         0         0            0        (4,522)             0        (4,522)
Less: Elimination of realized gains
  included in income as reported (net of
  applicable income tax of $116)...........         0         0            0           226              0           226
Other......................................         0         0            0           (41)                         (41)
                                                                                                                -------
Total comprehensive income.................                                                                      (4,412)
Issuance of additional shares upon exercise
  of options and warrants..................         0         0            0             0              0             0
                                              -------      ----       ------        ------        -------       -------
Balance at December 31, 1999...............    32,045       320       36,864        (1,784)         1,310        36,710
                                              =======      ====       ======        ======        =======       =======

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $    (75)  $  5,376   $  2,069
Adjustments to reconcile net income to net cash provided by
  operating activities:
Change in premiums receivables and reinsurance
  recoverables..............................................    (7,499)     2,495     (4,613)
Change in reserve for unpaid losses and loss adjustment
  expenses..................................................    12,076     (6,670)     8,122
Change in reserve for unearned premiums.....................     4,267      1,048        170
Amortization of deferred policy acquisition costs...........    10,377      8,804      9,104
Deferred policy acquisition costs capitalized...............   (11,273)    (8,614)    (8,782)
Net realized losses (gains) on investments..................       342     (1,479)    (1,613)
Provision for depreciation..................................       475        315        308
Change in accrued expenses..................................    (5,383)      (647)      (893)
Change in income taxes payable..............................      (724)    (2,229)     2,329
Change in other assets and liabilities......................       758      1,991     (2,245)
                                                              --------   --------   --------
Net cash provided by operating activities...................     3,300        390      3,956
                                                              --------   --------   --------
INVESTING ACTIVITIES
Fixed maturities Available-for-sale:
Purchases...................................................  (155,717)  (193,727)  (141,633)
Sales.......................................................   133,926    174,614    109,758
Maturities, calls, and prepayments..........................    13,803     15,855     10,038
Equity securities...........................................        --         --         --
Available-for-sale:
Purchases...................................................        --         --     (1,968)
Sales.......................................................        --         --     10,646
Maturities, calls, and prepayments..........................        --      1,238         --
Fixed maturities Held-to-maturity:
Purchases...................................................        --         --
Maturities, calls, and prepayments..........................                           4,715
Net sales of short-term investments.........................        --          7      1,230
Sale or maturity of other investments.......................       564        262      2,562
Net issuance of collateral loans............................    (3,106)    (1,301)      (496)
Business combination Net of cash acquired...................        --         --    (31,862)
                                                              --------   --------   --------
Net cash used by investing activities.......................   (10,530)    (3,052)   (37,009)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Proceeds from note payable..................................     1,850      4,500      4,800
Issuance of common stock....................................        --         --     26,667
Options and warrants exercised..............................        --         16        217
Dividends paid to stockholders..............................        --         --         --
                                                              --------   --------   --------
Net cash and cash equivalents provided by financing
  activities................................................     1,850      4,516     31,684
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (5,380)     1,854     (1,369)
Cash and cash equivalents at beginning of year..............    10,353      8,499      9,868
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  4,973   $ 10,353   $  8,499
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION.

BUSINESS COMBINATION

    American Country is the successor to an insurance company that was organized in 1978 under the name Calumet Insurance Company. In 1997, American Country entered into a transaction with The Western Systems Corp. (Western Systems) in which a subsidiary of Western Systems acquired substantially all the assets and assumed substantially all the liabilities of American Country Insurance Company (American Country) and its wholly owned subsidiary, American Country Financial Services Corp. (Financial Services) for a purchase price of $40,300,000 (the "Acquisition"). Western Systems had sold its business operations in early 1997 and subsequently until the Acquisition its business consisted primarily of managing its cash and cash equivalents as a publicly owned shell corporation. As a non-operating entity with only monetary assets and liabilities, Western Systems was actively seeking a business combination with an operating business that could use its available cash. In connection with the Acquisition, Western Systems sold 24 million shares of its common stock (approximately 75% of the shares outstanding) to three investors. Mr. Martin Solomon, Mr. Wilmer J. Thomas, Jr. and Frontier Insurance Group each acquired 8 million shares, or approximately 25% of the shares outstanding. Financing for the Acquisition was provided by Western Systems' cash on hand, the issuance of Western Systems common stock, and a line-of-credit agreement. Following the Acquisition, Western Systems changed its name to American Country Holdings Inc. (ACHI or the Company) to better reflect the fact that its business operations consisted of the property and casualty and premium finance businesses of American Country.

    For financial reporting purposes, the Acquisition has been accounted for as a reverse Acquisition whereby American Country was deemed to be the acquirer of the Company. Paragraph 70 of APB 16 provides that presumptive evidence of the acquiring corporation in business combinations effected by an exchange of stock is obtained by identifying the former common stockholder interests of a combining company which either retain or receive the larger portion of the voting rights in the combined corporation. As described above, Messrs. Solomon and Thomas received a 50% interest in the Company in connection with the Acquisition, which was the larger portion of the voting rights of the Company. Moreover, Messrs. Solomon and Thomas had served on the Board of Directors of the previous parent of American Country and continued to serve on the board of the Company with Mr. Solomon serving as the Chairman of the Board and the Chief Executive Officer of the Company. American Country, the Company's primary operating entity, continued the same business after the Acquisition, which provides additional support for accounting for the Acquisition as a reverse acquisition.

    Because Western Systems was a non-operating entity, with only monetary assets and liabilities, historical book value was deemed to equal fair value, and no goodwill or other intangible assets were recorded as a result of the Acquisition. Because American Country was deemed to be the accounting acquirer, the financial statements for the Company for periods prior to the business combination date (July 29, 1997), are those of American Country. The Acquisition was accounted for by the purchase method.

    The following pro forma data is presented as if the Acquisition had occurred on January 1, 1997:

                                                                 YEAR ENDED
                                                                DECEMBER 31
                                                              ----------------
                                                                    1997
                                                              ----------------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
Revenues....................................................        $68,783
Net income..................................................          1,769
Basic and dilutive earnings per share.......................            .05

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

1.  ORGANIZATION. (CONTINUED)
NATURE OF OPERATIONS

    American Country is a property and casualty insurance company, domiciled in the State of Illinois, which underwrites and markets specialty transportation, commercial, and personal lines of insurance. Transportation lines, principally liability and collision coverage for taxicabs and limousine companies, accounted for approximately 65.4% of American Country's 1999 gross premiums written. Other commercial lines, principally workers' compensation, multiperil and auto liability and physical damage accounted for approximately 22.9% of American Country's gross premiums written in 1999. Hospitality lines, which include coverage for restaurants, taverns and banquet halls accounted for 11.6% of total gross premiums written in 1999. Personal lines, primarily auto and homeowners' policies, accounted for the balance. American Country Financial Services Corp. operates principally as a premium finance company. Formed in 1998, American Country Professional Services Corp. (Professional Services) is a finance company that provides collateral loans to American Country's larger customers. The Company's business segments are defined in Note 14.

    Yellow Cab Company was an affiliate of American Country prior to December 31, 1996, and accounted for $11,250,000, $11,953,000 and $10,972,000 of premiums earned in 1999, 1998 and 1997, respectively. In addition, included in premiums earned is $6,231,000, $7,088,000 and $7,447,000 in 1999, 1998 and 1997,
respectively, related to Checker Taxi members. The segment reporting of this income is under Transportation lines.

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

USE OF ESTIMATES AND CONCENTRATION OF RISK

    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses and fair market value of financial instruments, could change in the future as more information becomes

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) known which could impact the amounts reported and disclosed herein. American Country has a concentration of risk that is both geographic and customer-based in Chicago.

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

    Fixed maturities (bonds and redeemable preferred stocks) that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks and nonredeemable preferred stocks) are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on fixed maturities available for sale and equity securities are excluded from income and are recorded directly to stockholders' equity as accumulated other comprehensive income, net

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) of related deferred income taxes. The Company has not classified any fixed maturity or equity securities as trading.

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

INCOME TAXES

    American Country's federal income tax return was consolidated with Great Dane Holdings Inc. and subsidiaries for the period January 1, 1997 to April 16, 1997. Income tax expense during those periods was computed on a separate company basis.

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

PROPERTY AND EQUIPMENT

    Property and equipment, primarily data processing equipment and leasehold improvements, are reported at depreciated cost, with depreciation recorded on a straight-line basis with lives of five years for data processing equipment and a range of six to eleven years for leasehold improvements. Accumulated depreciation amounted to $3,447,000 and $3,123,000 at December 31, 1999 and 1998, respectively. Depreciation expense amounted to $346,000, $315,000 and $308,000 for the years 1999, 1998 and 1997 respectively.

STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation." Under

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)
APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

    In 1999 and 1998, basic earnings per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effect of options and warrants. In calculating basic earnings per share for 1997, the number of shares used is based on the number of shares received by American Country in the transaction. Each 22.5% shareholder received 8,000,000 and each 27.5% shareholder received 9,778,000 shares, for a total of 35,557 shares. In a reverse acquisition, the historical shareholder's equity of the acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. Dilutive earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Earnings per share is calculated as follows (in thousands, except per share data):

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................      (75)   $ 5,376    $ 2,069
                                                              =======    =======    =======
Weighted average basic shares outstanding...................   32,045     32,043     34,028
Shares for options and warrants.............................       36        247        431
                                                              -------    -------    -------
Dilutive shares outstanding.................................   32,081     34,459     35,557
                                                              =======    =======    =======
Basic earnings per share....................................  $   .00    $   .17    $   .06
                                                              =======    =======    =======
Dilutive earnings per share.................................  $   .00    $   .17    $   .06
                                                              =======    =======    =======

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

RECLASSIFICATION

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

3.  INVESTMENTS

    The components of net investment income are as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Fixed maturities....................................   $7,568     $7,313     $6,724
Equity securities...................................       30         64        524
Short-term investments..............................      456        331        678
Other...............................................      232        128        224
Gross investment income.............................    8,286      7,836      8,150
Investment expenses.................................      668        702      1,125
Net investment income...............................   $7,618     $7,134     $7,025

    Realized gains (losses) on investments are as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Fixed maturities:
  Gross gains.......................................   $  760     $1,661     $1,053
  Gross losses......................................   (1,102)      (286)      (213)
  Equity securities:
  Gross gains.......................................       --        111        904
  Gross losses......................................       --         (7)      (131)
Net realized gains (losses) on investments..........   $ (342)    $1,479     $1,613

    The components of net unrealized investment gains, included in other comprehensive income, are as follows:

                                                           DECEMBER 31,
                                                 --------------------------------
                                                   1999        1998        1997
                                                 --------   ----------   --------
                                                          (IN THOUSANDS)
Fixed maturities available-for-sale............  $(3,230)     $3,077      $1,934
Equity securities available-for-sale...........       14          48         135
Deferred tax credit (charge)...................    1,431        (613)       (139)
Net unrealized investment gains (losses).......  $(1,785)     $2,512      $1,930

    In connection with the Acquisition, the tax basis of certain assets and liabilities changed. As a result, the deferred tax charges related to the net unrealized investment gains at December 31, 1999, 1998 and 1997 do not represent the corporate federal income tax rate of 34%, because the tax basis of these securities was changed to equal the market value on the Acquisition date. As these securities are sold or mature, the deferred taxes will approach the federal income tax rate of 34%.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

3.  INVESTMENTS (CONTINUED)
    The changes in net unrealized investment gains (losses) are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Fixed maturities available-for-sale................  $(6,306)    $1,028     $  870
Equity securities available-for-sale...............      (35)       (87)      (215)
Deferred tax credit (charge).......................    2,044       (359)       356
                                                     -------     ------     ------
Total..............................................  $(4,297)    $  582     $1,011
                                                     =======     ======     ======

    There were no held-to-maturity securities in 1999 or 1998. The change in net unrealized investment gains (losses) on fixed maturities held-to-maturity was, $(596,000) for the year ended December 31, 1997.

    The following is a summary of available-for-sale securities:

                                                                        GROSS UNREALIZED
                                                          --------------------------------------------
                                                          AMORTIZED
                                                            COST       GAINS      LOSSES    FAIR VALUE
                                                          ---------   --------   --------   ----------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1999
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
  U.S. government.......................................  $ 12,750     $   82     $  191     $ 12,641
  States and political subdivision......................    30,620        164        552       30,233
  Foreign governments...................................     1,299          2         40        1,261
  Corporate securities..................................    48,203        204      1,627       46,781
  Mortgage-backed securities............................    36,654          1      1,273       35,381
                                                          --------     ------     ------     --------
Total fixed maturities..................................   129,526        452      3,682      126,297
Equity securities.......................................       353         39         25          367
                                                          --------     ------     ------     --------
Total...................................................  $129,879     $  491     $3,707     $126,664
                                                          ========     ======     ======     ========
DECEMBER 31, 1998
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
  U.S. government.......................................  $ 15,626     $  519     $   13     $ 16,132
  States and political subdivision......................    37,513      1,194         10       38,697
  Foreign governments...................................     1,068         --          5        1,062
  Corporate securities..................................    42,124      1,373         40       43,457
  Mortgage-backed securities............................    25,679        230        172       25,738
                                                          --------     ------     ------     --------
Total fixed maturities..................................   122,010      3,316        240      125,086
Equity securities.......................................       353         48         --          402
                                                          --------     ------     ------     --------
Total...................................................  $122,363     $3,364     $  240     $125,488
                                                          ========     ======     ======     ========

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

3.  INVESTMENTS (CONTINUED)
    The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 1999, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED     FAIR
                                                            COST       VALUE
                                                          ---------   --------
                                                             (IN THOUSANDS)
Due in one year or less.................................  $  1,799    $  1,808
Due after one year through five years...................    35,333      34,891
Due after five years through ten years..................    35,202      34,081
Due after ten years.....................................    20,538      20,136
Mortgage-backed-securities..............................    36,654      35,381
                                                          --------    --------
                                                          $129,526    $126,297
                                                          ========    ========

    At December 31, 1999, investments in fixed maturities with an admitted asset value of $2,299,000 were on deposit with state insurance departments to satisfy regulatory requirements.

4.  REINSURANCE.

    American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. These agreements also provide American Country with increased capacity to write larger risks and to maintain it exposure to loss within its capital resources.

SPECIALTY TRANSPORTATION REINSURANCE

    American Country currently purchases excess of loss reinsurance protection for its transportation business. Excess of loss reinsurance requires that a company retain a predetermined dollar amount of loss, known as the "retention." The insurance company is indemnified by the reinsurer for losses which exceed this dollar amount up to the limit of the reinsurance agreement. Any portion of the loss exceeding the agreement limit is either paid by the company or by other reinsurance agreements. Under its excess of loss program for its transportation business, American Country has a retention of $350,000 and reinsurance coverage of up to $4 million per occurrence.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

4.  REINSURANCE. (CONTINUED)
COMMERCIAL AND PERSONAL LINES REINSURANCE

    American Country's commercial and personal lines business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage under the current treaty is as follows:

All Property Business                       The reinsurer pays up to $3,650,000 in excess of
                                            American Country's retention of $350,000 per risk.

All Casualty Business                       The reinsurer pays up to $3,650,000 in excess of
(including workers' compensation)           American Country's retention of $350,000 per occurrence.
                                            A supplemental reinsurance agreement provides coverage
                                            of $8,000,000 per occurrence and per claimant on
                                            American Country's Workers' compensation program.

    Property catastrophe reinsurance also is in force, which provides American Country with $3,750,000 of protection after a retention of $350,000 per catastrophic loss occurrence.

    Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $5,000,000 per occurrence in excess of $1,000,000 per occurrence in excess of primary limits. American Country's retention is 5% ($50,000) of the first $1,000,000 excess layer.

    For the period January 1 through December 31, 1998, substantially all of American Country's personal lines business was reinsured by Ohio Casualty pursuant to a reinsurance agreement. This agreement was not renewed in 1999, as American Country did not seek renewal of the personal lines policies reinsured under the treaty.

    Assumed and ceded reinsurance arrangements are summarized as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
ASSUMED REINSURANCE
Premiums written....................................   $1,928     $2,890     $  840
Premiums earned.....................................    2,352      1,870        862
Losses and LAE......................................    2,385      1,437        598
Losses and LAE reserves*............................    4,503      3,097      2,575
Unearned premium reserves*..........................      860      1,284        264
CEDED REINSURANCE
Premiums written....................................    3,972     11,210      8,338
Premiums earned.....................................    4,011     10,888      8,432
Losses and LAE......................................    7,116      5,300      6,261
Losses and LAE reserves*............................   13,141     11,952     15,114
Unearned premium reserves*..........................      986      1,025        703

------------------------

*   As of year-end.

    The Company remains obligated for amounts reinsured in the event that reinsurers do not meet their obligations. On June 1, 1998, an endorsement to the Company's first excess multi-line reinsurance treaty was executed, which effectively changed the treaty from a flat-rated contract with a contingent profit

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

4.  REINSURANCE. (CONTINUED)
sharing provision to a swing-rated contract. A swing rated contract is based on the Company's loss experience, i.e., there is a maximum premium rate and a minimum premium rate, whereas a flat rated contract has a set rate, regardless of results. The change from a flat rated contract to a swing rated contract in the 1996 through 1998 years resulted in a decrease in ceded premium because the rate charged under the swing rated contract was lower than the flat rate. This was due to the Company's reinsurance loss experience which resulted in a premium rate under the swing rated contract that was lower than the premium rate under the previous flat rated contract. The reduction in ceded premium resulted in an increase in net earned premium of $776,000, net of tax. Under this changed agreement, the effects of subsequent changes in either actual or estimated development are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income.

    The largest balance of ceded premiums by American Country to any one reinsurer during 1999 was $4,133,000, or 5.3% of gross premiums written. This amount represents the placing of nearly all of the treaty reinsurance with General Reinsurance Corporation effective July 1, 1999. Although American Country remains ultimately responsible for the payment of losses and loss expenses, management does not believe that this presents an excess concentration of credit risk. The largest net amount recoverable from any one reinsurer was $4.2 million, or 2.4% of total assets. Although there may be a concentration of risk element in existence at December 31, 1999, the Company believes that this risk is manageable and not excessive as of that date.

5. FEDERAL INCOME TAXES.

    The Company recognized a total income tax benefit of $967,040. This amount is comprised of current tax expense of $124,800 and deferred tax benefit of $1,091,840.

    Reconciliation of the corporate federal income tax rate to the Company's effective income tax rates are as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Corporate federal income tax rate...........................     34%        34%        34%
Nontaxable investment income................................     44        (17)       (15)
Prior Year Return to Provision Adjustment...................     14         --         --
State income taxes..........................................     --          6         --
Other.......................................................     --         --         --
Effective income tax rate...................................     92%        23%        19%

    In connection with the Acquisition in 1997, the tax basis of certain assets and liabilities changed. The current tax provision increased while the deferred tax provision decreased as a result of the change in tax basis.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

5.  FEDERAL INCOME TAXES. (CONTINUED)

    Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Insurance reserves........................................  $ 5,509    $ 4,406
  Unrealized investment losses..............................    1,430         --
  Pension liability.........................................      389        405
  Loss and Credit Carryforwards.............................      305         --
  Other.....................................................      461        351
                                                              -------    -------
Total deferred tax assets...................................    8,094      5,162
Deferred tax liabilities:
  Policy acquisition costs..................................   (1,105)      (801)
  Unrealized investment gains...............................       --       (613)
  Other.....................................................     (454)      (124)
                                                              -------    -------
Total deferred tax liabilities..............................   (1,559)    (1,538)
                                                              -------    -------
Net deferred tax assets.....................................  $ 6,535    $ 3,624
                                                              =======    =======

    The nature of the Company's deferred tax assets and liabilities is such that the reversal pattern for these temporary differences should generally result in realization of the deferred tax assets. Accordingly, management has determined that no valuation allowance is necessary.

    A net operating loss carryforward of $465,000, which was generated in 1999, will expire in 2018. An alternative minimum tax credit of $145,800 was also generated in 1999.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES.

    The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at January 1........................................  $ 92,417   $99,087    $90,965
  Less reinsurance recoverables.............................    11,952    15,114     11,515
                                                              --------   -------    -------
Net balance at January 1....................................    80,465    83,973     79,450
Add net incurred claims related to:
  Current year..............................................    59,227    44,244     53,613
  Prior years...............................................     4,389       434       (464)
                                                              --------   -------    -------
Total net claims incurred...................................    63,616    44,678     53,149
Deduct net claims paid related to:
  Current year..............................................    18,368    15,231     19,624
  Prior years...............................................    34,364    32,955     29,002
                                                              --------   -------    -------
Total net claims paid.......................................    52,732    48,186     48,626
                                                              --------   -------    -------
Net balance at December 31..................................    91,349    80,465     83,973
  Plus reinsurance recoverables.............................    13,144    11,952     15,114
                                                              --------   -------    -------
Balance at December 31......................................  $104,493   $92,417    $99,087
                                                              ========   =======    =======

    The $4,389,000 increase in prior years' reserves during 1999 is attributable to reserve strengthening, including additional reserves for Workers' Compensation reserves of $3,500,000, for losses incurred in calendar years 1997 and prior. This is primarily due to increased medical costs and longer duration disabilities covered under these policies.

7.  STOCKHOLDERS' EQUITY.

    Statutory accounting practices prescribed or permitted for American Country by regulatory authorities differ from generally accepted accounting principles. American Country's statutory-basis capital and surplus was $37,173,000 and $39,083,000 at December 31, 1999 and 1998, respectively, and American Country's statutory-basis net income was $(2,036,115), $5,218,000 and $2,590,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    Property/casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of statutory capital and surplus maintained by a property/casualty insurance company is to be determined based on the various risk factors. At December 31, 1999, American Country exceeds the RBC requirements.

    The maximum amount of dividends that can be paid from American Country to ACHI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount available in 1999 is $3,717,000. American Country did not declare or pay dividends to ACHI during 1999.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY. (CONTINUED)
    In July 1997, the Company changed the par value of its common stock to $.01 per share from $.60 per share. The change in the par value of the common stock resulted in a decrease to common stock and a corresponding increase in additional paid-in capital and has been recorded retroactively in the accompanying consolidated balance sheets.

    In connection with the Acquisition, the Company sold and issued 16,000,000 shares of its common stock to certain former shareholders of the former Parent of American Country and 8,000,000 shares of its common stock to Frontier Insurance Group. The proceeds from the issuance of the common stock were $26,700,000.

    At December 31, 1999, the Company had 2,054,000 warrants outstanding. The warrants allow the warrant holder to purchase 2.19 shares of common stock at a price of $1.83 per share through August 31, 2000.

    Accumulated other comprehensive income at December 31, 1999 and 1998 consists of the following components (in thousands):

                                                                1999       1998
                                                              --------   --------
Unrealized gain (loss) on securities........................   (1,784)    2,512
Other.......................................................       --        41
                                                               ------     -----
Accumulated other comprehensive income......................   (1,784)    2,553
                                                               ======     =====

8.  DEBT.

    On April 30, 1998 the Company negotiated a $15 million revolving credit facility with a new lender, bearing a maturity date of April 30, 2001. Interest on the borrowings under the facility may be based on the prime rate minus one percent (1%), Eurodollar loan or the Federal Funds rate. At December 31, 1999, the unused portion of the line of credit was $3.8 million. The weighted average interest rate on the outstanding line of credit for 1999 was 6.0%. Total interest expense in 1999 and 1998 was $584,000 and $491,000 respectively. The amount of interest paid in 1999 and 1998 was $530,000 and $491,000 respectively.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants. The most restrictive covenant is the ratio of debt to equity. The Company is in compliance with all covenants of the agreement as of December 31, 1999. In addition, there is a commitment fee of .25 per annum charged for the unused portion of the total credit facility.

9.  EMPLOYEE BENEFITS.

RETIREMENT PLAN

    Substantially all salaried employees of the Company who are at least
21 years of age are eligible to participate in a 401(k) retirement plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 8% of eligible compensation. Total contributions by the Company to the plan were $368,000, $135,000 and $83,000 in 1999, 1998, and 1997, respectively.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS. (CONTINUED)
PENSION PLAN

    Prior to December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by its former Parent. Benefits were based on the employee's length of service and wages and minimum benefits, as defined by the plan. The former Parent's funding policy of the plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Pension cost allocated to the Company amounted to $53,000, $60,000 and $224,000 in 1999, 1998 and 1997.

    Effective December 31, 1997, upon resolution by the board of directors, the plan was frozen.

POST-RETIREMENT BENEFITS

    In addition to the defined benefit plan and the 401(k) retirement plan, substantially all salaried employees of the Company are covered by a postretirement benefit plan. The plan is noncontributory and provides medical and life insurance benefits for employees who retire after attaining age 62 with 25 years of service. The net periodic postretirement benefit costs during 1999, 1998 and 1997 were $77,000, $71,000 and $70,000 respectively. The accumulated postretirement benefit costs at December 31, 1999, 1998 and 1997 were $793,000, $716,000 and $645,000 respectively.

    The changes in the projected benefit obligation are as follows (in thousands):

                                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                                   YEARS ENDED                      YEARS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997       1999       1998       1997
                                                          --------   --------   --------   --------   --------   --------
Projected benefit obligation at beginning of year:......   $2,617     $2,677     $2,519      $638       $609       $570
Increases (decreases) during the year attributable to:
  Service cost..........................................        0          0        258        33         29         28
  Interest cost.........................................      183        174        192        44         42         42
  Actuarial (gains) losses..............................       98       (130)       259        (8)       (17)        (8)
  Benefits paid.........................................     (150)      (104)       (76)      (25)       (25)       (23)
  Effect of curtailment.................................        0          0       (475)        0          0          0
Net (decrease) increase for year........................      131        (60)       158        44         29         39
Projected benefit obligation at end of year.............   $2,748     $2,617     $2,677      $682       $638       $609

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS. (CONTINUED)
    The changes in the fair value of net assets available for plan benefits are as follows (in thousands):

                                                                   PENSION BENEFITS                  OTHER BENEFITS
                                                                     YEARS ENDED                      YEARS ENDED
                                                                     DECEMBER 31,                     DECEMBER 31,
                                                            ------------------------------   ------------------------------
                                                              1999       1998       1997       1999       1998       1997
                                                            --------   --------   --------   --------   --------   --------
Fair value of net assets available for plan benefits at
  beginning of the year...................................   $1,560     $1,397     $1,250       0          0          0
Increases (decreases) during the year attributable to:
  Actual return on plan assets............................       (2)       104        117       0          0          0
  Sponsor contributions...................................      196        163        106       0          0          0
  Benefits paid...........................................     (150)      (104)       (76)      0          0          0
Net increase for year.....................................       44        163        147       0          0          0
Fair value of net assets available for plan benefits at
  the end of the year.....................................   $1,604     $1,560     $1,397       0          0          0

    A reconciliation of the funded status of the plans is as follows (in thousands):

                                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997       1999       1998       1997
                                                          --------   --------   --------   --------   --------   --------
Projected benefit obligations in excess of Plan
  Assets................................................   $1,144     $1,057     $1,294      $705       $638       $609
Unrecognized prior service cost.........................        0          0          0         0          8         25
Unrecognized net gain...................................        0        135          0        88          0          0
Unfunded accrued pension liability recognized in the
  consolidated balance sheet............................   $1,144     $1,192     $1,294      $793       $630       $584

    Because the Pension Plan was frozen on December 31, 1997, American Country did not recognize service cost for 1999 or 1998. The components of annual net periodic benefit cost for the plans consisted of the following (in thousands):

                                                                     PENSION BENEFITS                  OTHER BENEFITS
                                                                       YEARS ENDED                      YEARS ENDED
                                                                       DECEMBER 31,                     DECEMBER 31,
                                                              ------------------------------   ------------------------------
                                                                1999       1998       1997       1999       1998       1997
                                                              --------   --------   --------   --------   --------   --------
Service cost................................................    $  0       $  0       $258       $33        $29        $28
Interest cost...............................................     183        174        192        44         42         42
Expected return on plan assets..............................    (130)      (114)      (101)        0          0          0
Amortization of unrecognized transition liability...........       0          0         25         0          0          0
Curtailment gain............................................       0          0       (150)        0          0          0
Net cost....................................................    $ 53       $ 60       $224       $77        $71        $70

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

9.  EMPLOYEE BENEFITS. (CONTINUED)
    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

                                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                                   YEARS ENDED                      YEARS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997       1999       1998       1997
                                                          --------   --------   --------   --------   --------   --------
Settlement discount rates...............................    7.00%      7.00%      7.00%      7.00%      7.00%      7.00%
Rates of compensation increase..........................      --         --       3.00%        --         --         --
Long-term rates of return on assets.....................    8.00%      8.00%      8.00%        --         --         --

    The assumed health care trend rates for 1999 that were used to measure the expected cost of the benefits covered by the plan are 9.0% for individuals age 65 and younger and 8.0% for individuals age 64 and older. The trend rates are expected to decrease every year through 2006, when the expected rates are 5.5% for individuals age 65 and younger and 5.0% for individuals age 66 and older.

    The effect of a one-percentage point increase and decrease in the health care trend rates for each future year will result in the following:

                                                               1-PERCENTAGE     1-PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
Increase (decrease) of total service and interest cost
  components of post-retirement benefit expense.............          97             (97)
Increase (decrease) of post-retirement benefit obligation...         782            (782)

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

    As part of the business combination with Western Systems, the Company assumed the fully vested stock option plan of Western Systems. At the time of the Acquisition, options to purchase 474,000 shares were outstanding. Because the Acquisition was accounted for as a reverse acquisition, financial data presented for periods prior to the Acquisition is that of American Country.

    In January 1998, additional stock options were granted to employees of the Company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. In
January 1999, additional stock options were granted to employees of the company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. In May, 1999, the stockholders of the Company approved an amendment of the Company's Stock Option Plan, whereby options to purchase 1.1 million shares were granted to certain directors and officers of the Company. 100,000 of these additional options have a ten-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. The remaining 1,000,000 options were fully exercisable at the date of grant, and also have a 10 year term.

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN. (CONTINUED)
    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. For the purposes of pro forma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the options vesting period.

    As a result of the Plan amendment whereby the options were 100% vested prior to the Acquisition, there is no pro-forma effect on net income and earnings per share for the Company, as any pro forma income statement impact would have been recorded by Western Systems prior to the Acquisition. Accordingly, the activity of the Western Systems Plan for the period of January 1 through July 29, 1997 is not presented.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0; expected volatility of 66%; risk-free interest rate of 5.6%; and expected life of 5 years. For 1999, the following weighted average assumptions were used for grants: dividend yield of 0, annualized standard deviation of 81.1%, risk free interest rate of 5.9%, and expected life of 9.6 years. A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                     1999                    1998                   1997
                                             ---------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE                AVERAGE
                                                         EXERCISED              EXERCISED              EXERCISED
FIXED OPTIONS                                 SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
-------------                                ---------   ---------   --------   ---------   --------   ---------
Outstanding at the beginning of the year...    529,968    $  2.23    390,000     $  2.43    474,000      $2.24
Granted....................................  1,205,000       1.24    175,982        1.81         --         --
Exercised..................................         --         --         --          --    (56,000)      1.39
Forfeited..................................    (28,075)      1.75    (16,014)       1.81          0         --
Expired....................................          0         --    (20,000)       2.75    (28,000)      1.34
                                             ---------               -------                -------
Outstanding at the end of the year.........  1,706,893       1.54    529,968        2.23    390,000       2.43
                                             =========               =======                =======
Options Exercisable at year end............  1,479,090         --    401,994          --    390,000         --
                                             =========               =======                =======
Weighted average grant date fair value of
  options granted during the year..........  $  1.0020               $1.1445

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     -------------------------------------------   ----------------------------
                                                     WEIGHTED
                                                     AVERAGE/
                                       NUMBER       REMAINING                        NUMBER
                                     OUTSTANDING     AVERAGE         WEIGHTED      EXERCISABLE      WEIGHTED
             RANGE OF                   AS OF      CONTRACTUAL       AVERAGE           AT           AVERAGE
          EXERCISE PRICES             12/31/99     LIFE (YEARS)   EXERCISE PRICE    12/31/99     EXERCISE PRICE
          ---------------            -----------   ------------   --------------   -----------   --------------
$0.60..............................      45,000        2.5             $0.60           45,000         $0.60
1.19-2.75..........................   1,441,893        7.9              1.35        1,166,714          1.28
2.76-3.75..........................     220,000        1.5              2.97          220,000          2.97
                                      ---------                                     ---------
$.60-3.75..........................   1,706,893        6.9              1.54        1,431,714          1.52
                                      =========                                     =========

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

10.  STOCK OPTION PLAN. (CONTINUED)
    The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                       1999       1998       1997
                                                                     --------   --------   --------
Net Income............................................  As Reported   $  (75)    $5,376     $2,069
                                                         Pro Forma    $ (795)    $5,349     $2,069
Basic EPS.............................................  As Reported   $ 0.00     $ 0.17     $ 0.06
                                                         Pro Forma    $(0.02)    $ 0.17     $ 0.06
Diluted EPS...........................................  As Reported   $ 0.00     $ 0.17     $ 0.06
                                                         Pro Forma    $(0.02)    $ 0.17     $ 0.06

11.  COMMITMENTS.

    American Country leases office space and equipment under noncancelable operating leases expiring in various years through 2002. Certain of those leases provide for escalation based on increases in operating expenses and the Consumer Price Index. Rent expense was $851,000, 843,000 and $870,000, in 1999, 1998, and
1997, respectively.

    At December 31, 1999, future rental commitments under those leases are as follows (in thousands):

2000........................................................      878
2001........................................................      884
2002........................................................      719
                                                               ------
                                                               $2,481
                                                               ======

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

t

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  CONTINGENCIES. (CONTINUED)

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

    The Company does not have any financial instruments held or issued for trading purposes. The carrying value and fair value of certain of the Company's financial instruments are as follows:

                                                                   DECEMBER 31
                                         ---------------------------------------------------------------
                                                1999                  1998                  1997
                                         -------------------   -------------------   -------------------
                                         CARRYING     FAIR     CARRYING     FAIR     CARRYING     FAIR
                                          VALUE      VALUE      VALUE      VALUE      VALUE      VALUE
                                         --------   --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
ASSETS
Fixed maturities and equity securities
  (NOTE 3).............................  $126,664   $126,664   $125,488   $125,488   $121,098   $121,098
Collateral loans.......................  $  2,721   $  2,721        540        540         --         --
Cash and cash equivalents and
  receivables..........................  $ 18,021   $ 18,021     17,731     17,731     15,520     15,520
Accrued investment income..............  $  1,772   $  1,772      1,705      1,705      1,765      1,765
LIABILITIES
Loan Payable...........................  $ 11,150   $ 11,150      9,300      9,300      4,800      4,800

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

                AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

14.  BUSINESS SEGMENTS. (CONTINUED)
    Segment revenues for the years ended December 31, 1999, 1998 and 1997 were (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
SEGMENT REVENUES
Transportation..............................................   48,675     34,115     31,148
Hospitality.................................................    7,629      5,955      4,078
Other commercial............................................   19,000     22,843     23,097
Personal lines..............................................      234        469      8,748
Other.......................................................      215        357        381
                                                               ------     ------     ------
    Total Segment revenues..................................   75,753     63,739     67,452
Other Reconciling Items:
Investment and other income not attributable to segments....    1,415      1,324      1,331
                                                               ------     ------     ------
Total revenues..............................................   77,168     65,063     68,783
                                                               ======     ======     ======

    Segment Operating Profit for the years ended December 31, 1999, 1998 and 1997 were (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
SEGMENT OPERATING PROFIT
Transportation..............................................    5,030      5,298      5,290
Hospitality.................................................     (151)       765       (324)
Other commercial............................................   (4,827)     1,710     (1,714)
Personal lines..............................................     (426)      (212)    (1,705)
Other.......................................................      156        304        369
                                                              -------     ------     ------
    Total Segment Operating Profit..........................     (218)     7,865      1,916
                                                              =======     ======     ======
Other Reconciling Items:
Investment and other income not attributable to segments....    1,415      1,324      1,331
General corporate expenses..................................     (580)      (730)      (180)
Interest and other expenses, net............................   (1,659)    (1,498)      (505)
                                                              -------     ------     ------
Total Adjustments...........................................     (824)      (904)       646
                                                              -------     ------     ------
    Total Operating Profit..................................  $(1,042)    $6,961     $2,562
                                                              =======     ======     ======

    Asset information by reportable segment is not reported since the Company does not produce such information internally. Segment Operating Profit is net of depreciation expense of $346,000, $315,000 and $308,000 for the years 1999, 1998 and 1997, respectively.

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

Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ MARTIN L. SOLOMON                  Chairman Of The Board,
     -------------------------------------------         Chief Executive Officer      March 30, 2000
                  Martin L. Solomon                      And Director

                                                       Vice President, Chief
                /s/ KARLA M. VIOLETTO                    Financial Officer and
     -------------------------------------------         Principal Accounting         March 30, 2000
                  Karla M. Violetto                      Officer

               /s/ WILLIAM J. BARRETT
     -------------------------------------------       Director                       March 30, 2000
                 William J. Barrett

                 /s/ EDWIN W. ELDER
     -------------------------------------------       Director                       March 30, 2000
                   Edwin W. Elder

              /s/ WILMER J. THOMAS, JR.
     -------------------------------------------       Director                       March 30, 2000
                Wilmer J. Thomas, Jr.

                /s/ JOHN G. MCMILLIAN
     -------------------------------------------       Director                       March 30, 2000
                  John G. McMillian

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

         4.3            Warrant Agreement, dated as of June 25, 1993, between the
                        Company and American Stock Transfer & Trust Company, as
                        Warrant Agent, was filed with the Commission as
                        Exhibit 4(c) to The Western Systems Corp.'s Registration
                        Statement on Form S- 1 (File No. 33-84234) and is incorporated herein by reference.

         4.4            Warrant Agreement Amendment No. 4, dated as of July 31, 1998 between the Company and American Stock Transfer & Trust
                        Company, as Warrant Agent, was filed with the Commission as
                        Exhibit 4 to the Company's Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by
                        reference.

         4.5            Warrant Agreement Amendment No. 5, dated as of July 30, 1999 between the Company and American Stock Transfer & Trust
                        Company, as Warrant Agent, was filed with the Commission as
                        Exhibit 4.5 to the Company's Report on Form 10-Q for the
                        quarter ended September 30, 1999 and is incorporated herein by reference.

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

                 (This page has been left blank intentionally.)