Form 10-Q
period 2000-03-31
AMERICAN COUNTRY HOLDINGS INC
filed 2000-05-15
CIK 315411

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding May 9, 2000 was 8,056,232.

AMERICAN COUNTRY HOLDINGS INC.
INDEX

AMERICAN COUNTRY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	(Unaudited)
	March 31, 2000	December 31, 1999
ASSETS
Investments:
Available-for-sale
Fixed maturities—At fair value (amortized cost: 2000—$129,392 ; 1999—$129,526)	$126,456	$126,297
Equity securities—At fair value (cost: 2000—$353; 1999—$353)	368	367
Collateral loans (at amortized cost, which approximates fair value)	2,433	2,721
Total investments	129,257	129,385
Cash and cash equivalents	6,888	4,973
Premiums receivable (net of allowance: 2000—$374; 1999—$293)	35,371	13,048
Reinsurance recoverable	12,404	15,233
Deferred income taxes	6,435	6,535
Deferred policy acquisition costs	5,898	3,251
Accrued investment income	1,932	1,772
Property and equipment	790	832
Income taxes recoverable	642	334
Other assets	521	929

Total assets	$200,138	$176,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$103,637	$104,493
Unearned premiums	42,750	18,728
Note payable	11,150	11,150
Accrued expenses	3,093	3,188
Drafts outstanding	2,070	2,023

Total liabilities	162,700	139,582
Commitments and contingent liabilities	0
Stockholders' equity:
Common stock—$.01 par value: Authorized—60,000,000 shares Issued and outstanding—shares: 2000—8,026,210; 1999—8,011,303	80	80
Preferred stock: Authorized—2,000,000 shares; issued and outstanding—0 shares	—	—
Additional paid-in capital	37,265	37,104
Accumulated other comprehensive income	(1,591)	(1,784)
Retained earnings	1,684	1,310

Total stockholders' equity	37,438	36,710

	$200,138	$176,292

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2000	1999
REVENUES:
Premiums earned	17,743	$14,552
Net investment income	2,038	1,836
Net realized gains (losses) on investments	(150)	365
Other income	134	66

Total revenues	19,765	16,819
LOSSES AND EXPENSES:
Losses and loss adjustment expenses	15,929	13,390
Amortization of deferred policy acquisition costs	2,641	2,706
Administrative and general expenses	536	153

Total losses and expenses	19,106	16,249

Operating Income	659	570

Interest expense	165	133

Income before income taxes	494	437
Provision for income tax	95	(88)

Net income	$399	$525

Basic and dilutive earnings per share	$0.05	$0.07

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2000	1999
Net cash provided by operating activities	$1,568	$2
INVESTING ACTIVITIES
Fixed maturities—available-for-sale:
Purchases	(20,483)	(56,038)
Sales	18,422	51,463
Maturities, calls, and prepayments	2,021	2,186
Sale or maturity of other investments	288	60
Purchase of property and equipment	(36)	(472)

Net cash provided (used) by investing activities	212	(2,801)
FINANCING ACTIVITIES
Issuance of common stock	135	—

Net cash provided by financing activities	135	—

Net increase (decrease) in cash	1,915	(2,799)
Cash at beginning of period	4,973	10,353

Cash at end of period	6,888	$7,554

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2000	1999
Net income	$399	$525
Other comprehensive income:
Unrealized gain (loss) on investments—net of reclassification adjustments	293	(2,271)
Deferred income tax (expense) benefit on changes	(100)	772
Other	0	0

Other comprehensive income (loss)	193	(1,499)

Comprehensive income (loss)	$592	$(974)

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC. PART I
FINANCIAL INFORMATION

     (See Financial Statements and Exhibits Attached)

Notes to the Consolidated Financial Statements

(Unaudited)

A.  NATURE OF OPERATIONS

    American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance prior to exiting this market in 1999. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers, and on October 1, 1999 began offering secured loans to American Country's larger customers.

B.  ACCOUNTING PRINCIPLES

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000.

    Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

C.  CAPITAL STOCK

    No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding common stock after the reverse stock split represents approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding have been restated for all periods presented. At March 31, 2000, the Company had 2,054,129 warrants outstanding. The warrants allow each warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 per share through August 31, 2000.

D.  STOCK OPTION PLAN

    The Company has established a Stock Option Plan (the "Plan"), under which, as amended and restated, options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In December 1996, the stockholders agreed to an amendment to the Plan, whereby in the event of a sale of the assets of the Company, all options outstanding would become immediately exercisable without regard to any vesting provisions. As a result of the reverse stock split effective May 8, 2000, each outstanding option evidences the right to purchase twenty-five percent (25%) of the shares of Common Stock previously covered thereby, and the exercise price per share is four times the previous exercise price. At March 31, 2000, the Company had outstanding options to purchase 1,706,893 shares with exercise prices ranging from $0.60 per share to $3.75 per share. Effective with the reverse stock split, the Company has outstanding options to purchase 426,723 shares with exercise prices ranging from $2.40 per share to $15.00 per share.

E.  REINSURANCE

    The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

	March 31, 2000	December 31, 1999
Ceded paid losses recoverable	$1,360	$1,106
Ceded unpaid losses and loss adjustment expenses ("LAE")	10,228	13,141
Ceded unearned premiums	$816	986

Total	$12,404	$15,233

    The reinsurance ceded components of the amounts relating to the accompanying statement of income were as follows:

	Three months ended March 31,
	2000	1999
	(In thousands)
Ceded premiums earned	$1,813	$1,399
Ceded incurred losses	1,420	2,844
Ceded incurred LAE	443	287

    The effect of reinsurance on premiums written and earned for the three months ended March 31, 2000 and 1999, was as follows:

	Three months ended March 31,
	2000		1999
	(In Thousands)
	Premiums		Premiums
	Written	Earned	Written	Earned
Direct	43,387	19,147	$40,925	$15,282
Assumed	191	409	663	669
Ceded	(1,643)	(1,813)	(1,678)	(1,399)

Net	41,935	17,743	$39,910	$14,552

F.  BUSINESS SEGMENTS

    The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing automobile liability and physical damage, workers' compensation, multiple peril liability and property damage, among other coverages in three key niche markets; transportation, hospitality and other commercial lines. Prior to 1999, American Country also wrote a nominal amount of personal lines insurance, and is now in the process of running-off that line. In addition, the Company through other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

    Segment revenues for the three months ended March 31, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT REVENUES
Transportation	$13,018	$9,376
Hospitality	1,973	1,576
Other commercial	4,222	5,329
Personal lines	29	69
Other	134	431

Total segment revenues	19,376	16,782
Other reconciling items:
Investment and other income not attributable to segments	389	37

Total revenues	19,765	16,819

    Segment operating profit for the three months ended March 31, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT OPERATING PROFIT
Transportation	$1,926	$2,923
Hospitality	(513)	528
Other commercial	(944)	(2,790)
Personal lines	(24)	387
Other	72	66

Total segment operating profit	516	1,114

Other reconciling items:
Investment and other income not attributable to segments	389	37
General corporate expenses	(202)	(185)
Other expenses, net	(44)	(396)

Total adjustments	143	(544)

Total operating profit	$659	$570

    Asset information by reportable segment is not reported since the Company does not produce such information internally. Segment operating profit is net of depreciation expense of $81,000 and $75,000 for the three months ended March 31, 2000 and 1999, respectively.

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

    American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance prior to exiting the line in 1999. Financial Services operates principally as a premium finance company and also provides secured loans for certain of American Country's larger customers. Professional Services is a third-party administrator claims processing service for American Country's insurance customers.

  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Overall premium revenues increased 21.9% in 2000 to $17.7 million from $14.6 million for the same period in 1999.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Three Months Ended March 31,		Increase (Decrease) from 1999
	2000	1999	Amount	Percent
	(in thousands)
Transportation lines	$11,036	$8,638	$2,398	27.7%
Hospitality lines	1,908	1,367	541	39.6
Commercial lines	4,794	4,521	273	6.0
Personal lines	5	26	(21)	(80.8)

Totals	$17,743	$14,552	$3,191	21.9%

    Compared to the first quarter in 1999, net premiums earned from transportation lines, which consists of taxi and limousine liability and physical damage insurance, increased by 27.7% to $11.0 million. Nearly all of the insurance business written by American Country for transportation lines generated premium revenue increases, especially business generated outside its historical region of the Chicago metropolitan area. This geographical expansion was accomplished primarily by underwriting programs in the states of Connecticut and New York.

    Premium revenues for hospitality lines increased 39.6% to approximately $1.9 million as compared to $1.4 million for 1999. This increase is attributable to the growth in the number of policies written for multiple peril package and other liability products.

    Net premiums earned from commercial lines increased 6.0% to $4.8 million from $4.5 million in 1999, as a result of the increased pricing industry-wide for this line. As a result of these increases, the net premiums earned increased although the number of insured risks decreased slightly. The decrease in the number of insured risks is due to more conservative underwriting.

    The decrease of 80.8% in premiums earned from personal lines reflects American Country's exit from personal lines. American Country remains responsible for the payment of all claims incurred while the personal lines policies were in effect. Most of American Country's personal lines policies are covered by a reinsurance agreement with Ohio Casualty Insurance Company under which Ohio Casualty reinsures one hundred percent of the net liability of American Country for losses occurring on or after January 1, 1998 with respect to American Country's personal lines policies that are reinsured. The reinsurance remains in full force and effect until the settlement of all liabilities under the policies reinsured by Ohio Casualty. In the event Ohio Casualty breaches or is in default with respect to any of its obligations under the agreement, American Country remains obligated and liable with respect to the reinsured policies.

    Investment income (net investment income and net realized gains on investments) decreased approximately 13.6%, to $1.9 million as compared to $2.2 million for the same period in 1999. Interest income increased by $202,000 during the first quarter of 2000, resulting in total interest income earned of $2.0 million. Realized losses amounted to $150,000 for the first quarter of 2000 compared to gains of $365,000 during the same period in 1999.

    Other income, which consists of interest and fees earned on the Company's financing activities increased 103% in the first quarter of 2000 to $134,000 compared to $66,000 in 1999. The increase is attributable to the higher volume of collateralized finance contracts entered into during the fourth quarter of 1999. Losses and loss adjustment expenses (LAE) increased 19.0% or $2.5 million for the 2000 period, to $15.9 million during 2000 from $13.4 million for 1999, resulting in a loss ratio of 89.8% for 2000 compared to 92.0% for 1999, as a result of a substantial decrease in the loss ratios for both transportation and commercial lines.

    The loss ratio for transportation lines for 2000 increased to 83.9% compared to 57.8% for 1999. This increase in the loss ratio was primarily due to an increase in the frequency of claims.

    The loss ratio for hospitality lines increased to 115.2% compared to 53.8% in the same period in 1999, as a result of significantly higher losses for multiple peril package policies. These losses are primarily the result of weather-related property damage claims, and one severe fire-related loss.

    Commercial lines experienced a significant decrease in both its losses and the resulting loss ratio during the 2000 quarter. The decrease, especially for workers' compensation and commercial multiple peril business, resulted in a loss ratio of 115.1% compared to 161.0% during 1999. This decrease is primarily attributable to poor weather conditions in American Country's commercial underwriting territories during the first quarter of 1999 that did not recur in 2000. In addition, American Country posted additional reserves of $3.5 million for this line in the fourth quarter of 1999. As a result, the current year loss ratio has not been materially impacted by adverse development, which had been the case in 1999.

    The increase in the personal lines loss and loss adjustment expense is attributable to the reduced premium volume, and the small number of claims still remaining, that resulted from American Country's exit from the personal lines market.

    Amortization of acquisition costs reflects a net decrease during the 2000 period of $65,000, which is the result of a reduction in the amount of expenses subject to deferral and subsequent amortization. This decrease was somewhat offset by commission expense incurred on particular transportation products which had not been subject to these costs in prior periods.

    General and administrative costs, excluding interest on long-term debt, increased $383,000 in the 2000 period, primarily the result of increased operating costs not subject to deferral as acquisition costs.

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

    On October 5, 1999, the Board of Directors approved a loan proposal from Northern Trust wherein its line of credit was converted to an $8.0 million four year term loan and a $7.0 million 364 day revolving credit. Under the $8.0 million term loan, the first installment of $2.0 million is due April 30, 2001. The interest rate on the term loan may be based upon LIBOR + 1%, the New York Federal Funds rate +1%, or the prime rate minus 1%.

    The $7.0 million revolving credit agreement has a maturity of 364 days, with a commitment fee of .25% per annum on the unused portion.

    The revolving credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. American Country was in compliance with all covenants as of March 31, 2000.

    At March 31, 2000, the Company's total assets of $200 million were comprised of the following: Cash and investments, 68.0%; premiums receivable, 17.7%; reinsurance recoverables, 6.2%; deferred expenses (policy acquisition costs and deferred taxes) 6.2%; fixed assets, .32%; and other assets, 1.58%.

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

    The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 2000:

S&P/Moody's Rating(1)	Fair Value	Percent of Total
AAA/Aaa (including US Treasuries of $5,224)	$70,734	55.9%
AA/Aa	15,004	11.9%
A/A	27,271	21.6%
BBB/Ba	10,681	8.4%
All other	2,766	2.2%

Total	$126,456	100.0%

(1)
Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

    Cash flow provided by operations for the quarter ended March 31, was $1.57 million (the direct result of the large portion of transportation revenues booked during the quarter) as compared to $2,000 same period in 1999. Such amounts were adequate to meet all obligations during the periods. The increase in cash flow provided for the quarter ended March 31, 2000 as compared to the 1999 three-month period is attributable to the increase in premium volume for the first quarter of 2000.

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

    The estimated total cost for the Company's Year 2000 compliance is $66,000. This estimate includes the cost of software modification and/or replacement as well as hardware and software implementation and testing.

    Although no problems that have had or are expected to have a material effect of the Company have become apparent, the Company continues to monitor its own systems and those of third parties as they perform required functions for the first time in Year 2000. It is also possible that as yet undetected Year 2000 problems with the systems of important vendors, insurance agents and brokers and clients may emerge as the year progresses, and the Company continues to monitor for issues of this type.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    There are no pending material legal proceedings, other than as described in the following paragraph, to which the Company or its subsidiaries is a party or of which any of the properties of the Company or its subsidiaries is subject, except for claims arising in the ordinary course of business. Most of these proceedings involve claims under insurance policies issued by American Country. These proceedings are considered by American Country in estimating the reserves for losses and loss adjustment expenses. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

    On May 20, 1999, Frontier Insurance Group, Inc., which owns approximately 25% of the outstanding shares of the Company, filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 1.1 million shares (now 275,000 due to the reverse stock split), which represents approximately 3% of the shares outstanding, to certain of its officers and directors. The individual defendants have advised the Company that they believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

Item 2. Changes in Securities

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits:

    3.1
    Amended Certificate of Incorporation

    3.2
    Amended and Restated Bylaws

    (27)
    Financial Data Schedule

b.
Reports on Form 8-K:

    None.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000

AMERICAN COUNTRY HOLDINGS INC. (Registrant)
By:	/s/ KARLA M. VIOLETTO Treasurer, Vice President, Chief Financial Officer and Principal Accounting Officer

QuickLinks

AMERICAN COUNTRY HOLDINGS INC. INDEX
AMERICAN COUNTRY HOLDINGS INC. PART I FINANCIAL INFORMATION
SIGNATURE