Form 10-Q
period 2000-06-30
AMERICAN COUNTRY HOLDINGS INC
filed 2000-08-14
CIK 315411

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2000
OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from                to

Commission File Number 0-22922

AMERICAN COUNTRY HOLDINGS INC.

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0995978 (I.R.S. Employer Identification No.)
North LaSalle Street, Chicago, Illinois (Address of principal executive offices)	60601-1105 (zip code)

Registrant's telephone number, including area code:
(312) 456-2000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding August 8, 2000 was 8,059,738.

AMERICAN COUNTRY HOLDINGS INC.
INDEX

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Investments:
Available-for-sale
Fixed maturities—At fair value (amortized cost: 2000—$133,009; 1999—$129,526)	$130,301	$126,297
Equity securities—At fair value (cost: 2000—$1,636; 1999—$353)	1,639	367
Collateral loans (at amortized cost, which approximates fair value)	1,987	2,721

Total investments	133,927	129,385
Cash and cash equivalents	4,272	4,973
Premiums receivable (net of allowance: 2000—$382; 1999—$348)	31,043	13,048
Reinsurance recoverable	14,198	15,233
Deferred income taxes	6,362	6,535
Deferred policy acquisition cost	6,553	3,251
Accrued investment income	1,795	1,772
Property and equipment	767	832
Income taxes recoverable	465	334
Other assets	864	929

Total assets	$200,246	$176,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expense	$104,854	$104,493
Unearned premiums	41,254	18,728
Note payable	10,750	11,150
Accrued expenses	3,029	3,188
Payable for securities	781	0
Drafts outstanding	1,553	2,023

Total liabilities	162,221	139,582

Commitments and contingent liabilities
Stockholders' equity:
Common stock—$.01 par value:
Authorized—60,000,000 shares Issued and outstanding—shares: 2000—8,056,168; 1999—8,011,303	81	80
Preferred stock:
Authorized—2,000,000 shares; issued and outstanding—0 shares	—	—
Additional paid-in capital	37,276	37,104
Accumulated other comprehensive income	(1,448)	(1,784)
Retained earnings	2,116	1,310

Total stockholders' equity	38,025	36,710

	$200,246	$176,292

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	1999	2000	1999
	(in thousands except per share data)
REVENUES:
Premiums earned	$38,050	$32,310	$20,307	$17,758
Net investment income	4,099	3,667	2,061	1,830
Net realized gains (losses) on investments	(240)	194	(90)	(171)
Other income	808	132	674	66

Total revenues	42,717	36,303	22,952	19,483

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	33,468	28,685	17,539	15,294
Amortization of deferred policy acquisition costs	6,020	5,491	3,379	2,785
Administrative and general expenses	1,832	1,028	1,296	875

Total losses and expenses	41,320	35,204	22,214	18,954

Operating income	1,397	1,099	738	529
Interest expense	410	273	245	140

Income before income taxes	987	826	493	389
Provision for income tax	178	(57)	83	31

Net income	$809	$883	$410	$358

Basic and dilutive earnings per share	$.10	$.11	$.05	$.04

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	1999	2000	1999
Net income	$809	$883	410	358
Other comprehensive income:
Unrealized gain(loss) on investments — net of reclassification adjustments	510	(4,924)	217	(2,653)
Deferred income tax benefit (expense) on change in unrealized gain (loss) on investments	(173)	1,674	(73)	902

Other comprehensive income	336	(3,250)	143	(1,751)

Comprehensive income	$1,145	$(2,367)	$553	$(1,393)

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2000	1999
	(in thousands)
Net cash provided by operating activities	$4,101	$1,523

INVESTING ACTIVITIES
Fixed maturities—available-for-sale:
Purchases	(51,712)	(97,606)
Sales	43,533	87,068
Maturities, calls, and prepayments	4,412	7,603
Equity securities—available-for-sale:
Purchases	(1,282)	—
Sale or maturity of other investments	734	163
Purchase of property, equipment and other	(98)	(1,499)

Net cash used by investing activities	(4,413)	(4,271)

FINANCING ACTIVITIES
Proceeds from note payable	—	500
Payment on note payable	(400)	—
Issuance of common stock	11	—

Net cash provided (used) by financing activities	(389)	500

Net decrease in cash and cash equivalents	(701)	(2,248)
Cash and cash equivalents at beginning of period	$4,973	$10,351

Cash and cash equivalents at end of period	$4,272	$8,103

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
PART I
FINANCIAL INFORMATION
(See Financial Statements and Exhibits Attached)
Notes to the Consolidated Financial Statements
(Unaudited)

A.  NATURE OF OPERATIONS

    American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance prior to exiting this market in 1999. Financial Services operates principally as a premium finance company. Professional Services operates principally as a finance company which provides secured loans for certain of American Country's insurance customers.

B.  ACCOUNTING PRINCIPLES

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. Those adjustments are of a normal, recurring nature. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 30, 2000.

    Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

C.  CAPITAL STOCK

    No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding common stock after the reverse stock split represents approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding have been restated for all periods presented. At June 30, 2000, the Company had 2,019,424 warrants outstanding. The warrants allow the warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 per share through August 31, 2000.

D.  STOCK OPTION PLAN

    The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 750,000 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In April 2000, additional stock options were granted to employees of the Company. These additional options have a seven-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. At June 30, 2000, the Company had 427,973 options outstanding with exercise prices ranging from $2.40 per share to $15.00 per share.

E.  EMPLOYEE STOCK PURCHASE PLAN

    The Company has established an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which active employees working more than 20 hours per week may contribute, on an after-tax basis, between 2%-15% of their eligible compensation to the Stock Purchase Plan. The purchase price for each share of common stock purchased under the Stock Purchase Plan is the lesser of (1) the offering price, which is defined as 85% of the fair market value of the common stock on the first day of each purchase period or (2) 85% of the fair market value of the common stock on the last day of each purchase period, each adjusted to the nearest cent. Fair market value of a share is defined as the average closing price of the common stock on the 20 business days preceding the purchase date.

F.  REINSURANCE

    American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. These agreements also provide American Country with increased capacity to write larger risk and to maintain it exposure to loss within its capital resources. The Company remains contingently obligated for amounts reinsured in the event that reinsurers to not meet their obligations.

    Effective January 1, 2000, American Country amended its excess of loss treaty to include a ceding commission. The ceding commission is meant to offset some of American Country's underwriting expenses associated with the premium covered under the treaty.

    Effective April 1, 2000, American Country entered into a quota share reinsurance agreement with General Reinsurance Company. Under the terms of the agreement, American Country cedes approximately 30% of its non-transportation premium in exchange for the reinsurer paying 30% of the losses, excluding loss adjustment expenses, incurred on the policies reinsured. American Country also receives a ceding commission under this contract, which is calculated based on the pure loss ratio for the business subject to the agreement.

    The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

	June 30, 2000	December 31, 1999
	(In thousands)
Ceded paid losses recoverable	$2,063	$1,106
Ceded unpaid losses and loss adjustment expenses ("LAE")	9,722	13,141
Ceded unearned premiums	2,413	986

Total	$14,198	$15,233

    The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

	Six months ended June 30,
	2000	1999
	(In thousands)
Ceded premiums earned	$4,319	$2,063
Ceded incurred losses	2,115	5,966
Ceded incurred LAE	405	483

    The effect of reinsurance on premiums written and earned for the six months ended June 30, 2000, and 1999 was as follows:

	Six months ended June 30,				Three months ended June 30,
	2000		1999		2000		1999
	Premiums		Premiums		Premiums		Premiums
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(In Thousands)
Direct	$64,228	$41,523	$54,563	$33,025	$20,841	$22,376	$13,639	$17,743
Assumed	666	846	1,081	1,348	475	437	418	679
Ceded	(5,747)	(4,319)	(2,084)	(2,063)	(4,103)	(2,506)	(406)	(664)

Net	$59,147	$38,050	$53,560	$32,310	$$17,213	$20,307	$13,650	$17,758

G.  BUSINESS SEGMENTS

    The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing commercial lines coverage including commercial auto, commercial multiple peril and workers' compensation to three key niche markets: transportation, hospitality and artisan contractors. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

    Segment revenues for the six months ended June 30, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT REVENUES
Transportation	$28,364	$22,349
Hospitality	4,823	3,578
Other Commercial	8,461	9,407
Personal Lines	6	127
Other	660	682

Total Segment Revenues	42,313	36,143
Other reconciling items:
Investment and other income not attributable to segments	404	160

Total revenues	42,717	36,303

    Segment operating profit for the six months ended June 30, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT OPERATING INCOME
Transportation	$5,023	4,015
Hospitality	(754)	216
Other Commercial	(3,313)	(2,981)
Personal Lines	(154)	(463)
Other	660	682

Total segment operating income	1,462	1,469

Other reconciling items:
Investment and other income not attributable to segments	404	160
General corporate expenses	(375)	(399)
Other expenses not attributable to segments	(94)	(131)

Total adjustments	(65)	(370)

Total operating profit	$1,397	$1,099

    Segment revenues for the three months ended June 30, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT REVENUES
Transportation	$15,346	$12,973
Hospitality	2,849	2,002
Other Commercial	4,239	4,078
Personal Lines	(23)	56
Other	526	251

Total Segment Revenues	22,937	19,360
Other reconciling items:
Investment and other income not attributable to segments	15	123

Total revenues	22,952	19,483

    Segment operating profit for the three months ended June 30, 2000 and 1999 were (in thousands):

	2000	1999
SEGMENT OPERATING INCOME
Transportation	$3,097	$1,091
Hospitality	(241)	(312)
Other Commercial	(2,368)	(191)
Personal Lines	(130)	(850)
Other	588	616

Total Segment operating income	946	354

Other reconciling items:
Investment and other income not
attributable to segments	15	123
General corporate expenses	(173)	(214)
Other expenses not attributable to segments	(50)	266

Total adjustments	(208)	175

Total operating profit	$738	$529

H.  LEGAL PROCEEDINGS

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

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 275,000 shares (approximately 3% of the Company's total shares outstanding) to certain of its officers and directors. The individual defendants have advised the Company that they believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc.

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

    American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance. Financial Services operates principally as a premium finance company. Professional Services operates principally as a finance company, which provides secured loans for certain of American Country's insurance customers.

  Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

    Overall premium revenues increased 14.4% in the second quarter of 2000 to $20.3 million from $17.8 million in the comparable period in 1999, due to continued geographic expansion of the transportation lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Three Months Ended June 30,		Increase (Decrease) 2000 from 1999
	2000	1999	Amount	Percent
	(in thousands)
Transportation lines	$13,082	$9,877	$3,205	32.4%
Hospitality Lines	2,534	1,902	632	33.2%
Commercial lines	4,691	5,954	(1,263)	(21.2)%
Personal lines	0	25	(25)	(100.0)%

Totals	$20,307	$17,758	$2,549	14.4%

    Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the second quarter of 2000 by 32.4% to $13.1 million, as compared to $9.9 million in 1999. The major contributor to this increase was the geographic expansion of American Country's taxicab product outside of the Chicago metropolitan area into the state of New York. Premium revenue also increased for American Country's traditional market, the Chicago metropolitan area.

    Premium revenues for hospitality lines increased 33.2% to approximately $2.5 million, as compared to $1.9 million for 1999. This increase is attributable to double-digit rate increases on existing business and growth in the number of policies written for multiple peril package, workers' compensation and other liability products. This increase is offset by a quota share reinsurance agreement entered into on April 1, 2000 with General Reinsurance Company. Under the new treaty, 30% of the hospitality lines premium is ceded to General Reinsurance Company.

    Premium revenues for commercial lines experienced a decrease of 21.2% to $4.7 million in the second quarter of 2000, as a result of strict re-underwriting of these lines, which resulted in approximately 28% of expiring policies being non-renewed. This was partly offset by significant pricing increases on retained business. In addition, a portion of this decrease is attributable to a quota share reinsurance agreement entered into on April 1, 2000 with General Reinsurance Company. Under the new treaty, 30% of the commercial lines premium is ceded to General Reinsurance Company.

    The decrease of 100% in premiums earned from personal lines is due to American Country's exit from its personal lines insurance.

    Net investment income increased 12.6%, to $2.1 million in the second quarter of 2000, as compared to $1.8 million in the comparable period in 1999. Realized losses amounted to $90,000 in the second quarter of 2000, compared to $171,000 in the comparable period in 1999.

    Losses and loss adjustment expenses (LAE) increased 14.7% or $2.2 million in the second quarter of 2000, to $17.5 million, from $15.3 million in the second quarter of 1999, resulting in a loss ratio of 86.4% in the second quarter of 2000 compared to 86.1% in the comparable period in 1999. This increase is largely due to the May 18, 2000 storm in the Chicago area, which resulted in more than $500,000 in losses incurred, and to other property losses.

    Losses and LAE for transportation lines increased $418,000 in the second quarter of 2000, or 5.3% over the comparable period in 1999. However, the loss ratio for this line decreased to 63.1% as compared to 79.4% for the same period in 1999. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims as well as increased revenues due to the geographic expansion of the transportation line.

    The loss ratio for hospitality lines decreased to 93.1% compared to 105.2% in the same period in 1999, as a result of pricing increases and a lower severity of claims in the second quarter of 2000.

    Commercial lines experienced a 29.7% increase in losses and LAE that resulted in a loss ratio of 145.2% in the second quarter of 2000 as compared to 88.2% in the comparable period in 1999. The increase was due to storm and other property losses.

    Amortization of deferred policy acquisition costs increased approximately $594,000 in the second quarter of 2000 due to increased commissions primarily due to geographic expansion and overall premium growth.

    Administrative and general expenses increased $421,000 or 48.1% in the second quarter of 2000, due to increased marketing expenses incurred as a result of geographic expansion.

  Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

    Overall premium revenues increased 17.7% in the six months ended June 30, 2000 to $38.1 million from $32.3 million in the comparable period in 1999, due to the geographic expansion of American Country's transportation and hospitality lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Six Months Ended June 30,		Increase (Decrease) 2000 from 1999
	2000	1999	Amount	Percent
	(in thousands)
Transportation lines	$24,117	$18,515	$5,602	30.3%
Hospitality lines	4,442	3,269	1,173	35.9%
Commercial lines	9,485	10,475	(990)	(9.5)%
Personal lines	6	51	(45)	(88.2)%

Totals	$38,050	$32,310	$5,740	17.7%

    Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the six months ended June 30, 2000 by 30.3% to $24.1 million over the comparable period in 1999. Nearly all the transportation programs offered by American Country generated premium revenue increases, especially those products representing American Country's expansion outside its traditional market, the Chicago metropolitan area. This geographical expansion was accomplished primarily by increasing writings in the state of New York.

    Premium revenues for hospitality lines increased 35.9% to approximately $4.4 million as compared to $3.3 million for 1999. This increase is attributable to rate increases and growth in the number of policies written for multiple peril package, workers' compensation and other liability products, partly offset by a quota share agreement entered into on April 1, 2000. Under the new reinsurance agreement, 30% of the hospitality premiums are ceded to General Reinsurance Company.

    Premium revenues for commercial lines experienced a decrease of 9.5% to $9.5 million in the six months ended June 30, 2000, as compared to $10.5 million for the same period in 1999, the result of stricter underwriting and a quota share agreement entered into on April 1, 2000. Under the new reinsurance agreement, 30% of the commercial lines premium is ceded to General Reinsurance Company.

    The decrease of 88.2% in Personal lines is the result of American Country's exit from its personal insurance.

    Net investment income increased $432,000 or approximately 11.8%, to $4.1 million in the six months ended June 30, 2000, as compared to $3.7 million in the same period in 1999. Realized losses amounted to $240,000 in the six months ended June 30, 2000 compared to a gain of $194,000 in the same period in 1999. This is the result of the continuing decline in the market value of fixed income securities, as interest rates rose for the period.

    Losses and loss adjustment expenses (LAE) increased 16.7% or $4.8 million in the six months ended June 30, 2000, to $33.5 million from $28.7 million in the comparable period in 1999, resulting in a loss ratio of 88.0% in the six months ended June 30, 2000 compared to 88.8% in the comparable period in 1999. The decrease in the loss ratio is primarily due to a decrease in the transportation lines loss ratio, and also to significant rate increases for hospitality and commercial lines.

    Losses and LAE for Transportation lines increased $3.6 million or 27.9% in the six months ended June 30, 2000, over the comparable period in 1999, due to American Country's geographic expansion. Although the dollar amount of losses increased, the loss ratio for this line decreased in the first six months of 2000. The loss ratio for this line in the six months ended June 30, 2000 was 68.1% compared to 69.3% in the comparable period in 1999. This decrease is attributable to both a lower frequency and severity of claims for this line.

    The loss ratio for hospitality lines increased to 102.6% compared to 83.7% in the same period in 1999, which is primarily the result of storm and other property losses.

    Commercial lines experienced a significant increase in the loss ratio in the six months ended June 30, 2000. The increase was most significant in the commercial multiple peril products. The loss ratio was 130.0% in the six months ended June 30, 2000, compared to 119.6% in the comparable period in 1999. This increase is attributable to weather-related property losses in the first half of 2000.

    Amortization of deferred policy acquisition costs increased $529,000 in the six months ended June 30, 2000. This is a direct result of American Country's geographic expansion into new territories, which resulted in higher commission expense.

    Administrative and general expenses increased $804,000, in the six months ended June 30, 2000. The increase is primarily attributable to increased costs associated with American Country's geographic expansion.

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

    On October 5, 1999, the Board of Directors approved a loan proposal from The Northern Trust Company, wherein its line of credit was converted to an $8.0 million four year term loan and a $7.0 million 364 day revolving line of credit. Under the term loan, the first installment of $2.0 million is due April 30, 2001. The interest rate on the term loan may be based on LIBOR+1%, the New York Federal Funds rate+1, or the prime rate minus one. The revolving credit agreement has a commitment fee of .25% per annum on the unused portion.

    The revolving credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. American Country was in compliance with all covenants as of June 30, 2000.

    At June 30, 2000, the Company's total assets of $200.2 million were comprised of the following: Cash and investments, 69.0%; premiums receivable, 15.5%; reinsurance recoverables, 7.1%; deferred expenses (policy acquisition costs and deferred taxes) 6.5%; fixed assets, 0.3%; and other assets, 1.6%.

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

    The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 2000:

S&P/Moody's Ratings(1)	Fair Value	Percent of Total
AAA/Aaa (including US Treasuries of $6,718)	$69,697	53.5%
AA/Aa	15,569	11.9%
A/A	28,563	21.9%
BBB/Ba	11,754	9.0%
All other	4,718	3.6%

Total	$130,301	100.0%

(1)
Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service, Inc.

    Cash flow provided by operations for the quarter ended June 30, 2000 was $2.53 million, as compared to $1.5 million for the same period in 1999. Such amounts were adequate to meet all obligations during the periods. The increase in cash flow provided for the quarter ended June 30, 2000, as compared to the same period in 1999 is attributable to increased premium writings in the current period, as compared to the comparable period in 1999.

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

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 275,000 shares (approximately 3% of the Company's total shares outstanding) to certain of its officers and directors. The defendants believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc.

Item 2. Changes in Securities

    On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding common stock after the reverse stock split represents approximately 13.37% of the total authorized number of shares. The par value of $0.01 per share remains unchanged.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to Vote of Security Holders

  (a)
  The annual meeting of stockholders of American Country Holdings Inc. was held on June 20, 2000.

  (b)
  All director nominees were elected.

  (c)
  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

  (1)
  Election of Directors
Director	Votes Received	Votes Withheld
Martin L. Solomon	5,572,111	2,032,014
William J. Barrett	5,572,111	2,032,014
Edwin W. Elder	5,572,111	2,032,014
John G. McMillian	5,572,111	2,032,014
Wilmer J. Thomas, Jr.	5,572,111	2,032,014

    (2)
    Approval of the Adoption of American Country's 2000 Employee Stock Purchase Plan

            VOTES CAST

For	Against	Abstain	Broker Nonvote
7,483,767	118,107	2,250	0
    (3)
    Ratification of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ended December 31, 2000.

            VOTES CAST

For	Against	Abstain	Broker Nonvote
7,580,926	22,508	690	0

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

  (27)
  Financial Data Schedule

  (99)
  Audit Committee Charter

  b.
  Reports on Form 8-K:

    None.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: August 14, 2000

AMERICAN COUNTRY HOLDINGS INC. (Registrant)
By:	/s/ KARLA M. VIOLETTO Vice President and Chief Financial Officer

QuickLinks

AMERICAN COUNTRY HOLDINGS INC. INDEX
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS) (Unaudited)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
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
SIGNATURE