Form 10-Q
period 2000-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 2000-11-14
CIK 315411

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2000
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to

Commission File Number 0-22922

AMERICAN COUNTRY HOLDINGS INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0995978 (I.R.S. Employer Identification No.)
222 North LaSalle Street, Chicago, Illinois (Address of principal executive office)	60601-1105 (Zip Code)

Registrant's telephone number, including area code:
 (312) 456-2000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding November 7, 2000 was 8,063,099.

AMERICAN COUNTRY HOLDINGS INC.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Investments:
Available-for-sale
Fixed maturities—At fair value (amortized cost: 2000—$131,206; 1999—$129,526)	$130,105	$126,297
Equity securities—At fair value (cost: 2000—$1,636; 1999—$353)	1,636	367
Collateral loans (at amortized cost, which approximate fair value)	2,177	2,721

Total investments	133,918	129,385
Cash and cash equivalents	4,649	4,973
Premiums receivable (net of allowance: 2000—$378; 1999—$348)	17,925	13,048
Reinsurance recoverable	17,416	15,233
Deferred income taxes	5,890	6,535
Deferred policy acquisition cost	5,387	3,251
Accrued investment income	1,907	1,772
Property and equipment	706	832
Income Taxes recoverable	706	334
Other assets	1,141	929

Total assets	$189,645	$176,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expense	$106,788	$104,493
Unearned premiums	29,677	18,728
Note payable	10,750	11,150
Accrued expenses	3,936	3,188
Other Liabilities	0	2,023

Total liabilities	151,151	139,582
Stockholders' equity:
Common stock—$.01 par value: Authorized—60,000,000 shares
Issued and outstanding—shares: 2000—8,059,738; 1999—8,011,303	81	80
Preferred stock:
Authorized—2,000,000 shares; issued and outstanding—0 shares	—	—
Additional paid-in capital	37,563	37,104
Accumulated other comprehensive income	(389)	(1,784)
Retained earnings	1,239	1,310

Total stockholders' equity	38,494	36,710

Total liabilities and stockholders' equity	$189,645	$176,292

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2000		1999	2000		1999
REVENUES:
Premiums earned		$57,828	$50,017		$19,778	$17,707
Net investment income		6,240	5,585		2,141	1,918
Net realized gains (losses)on investments		(319)	(42)		(79)	(236)
Other income (expense)		222	197		(586)	65

Total revenues		63,971	55,757		21,254	19,454
LOSSES AND EXPENSES:
Losses and loss adjustment expenses		51,914	44,095		18,446	15,410
Amortization of deferred policy acquisition costs		8,976	7,511		2,956	2,020
Administrative and general expenses		2,733	2,443		901	1,415

Total losses and expenses		63,623	54,049		22,303	18,845

Operating Income		348	1,708		(1,049)	609

Interest Expense		617	426		207	153

Income (loss) before income taxes		(269)	1,282		(1,256)	456
Provision for income tax		(198)	218		(376)	275

Net income (loss)		$(71)	$1,064		$(880)	$181

Basic and dilutive earnings per share	$	.(01)	$.04	$	.(11)	$.01

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2000	1999
Net Income	$(71)	$1,064
Other comprehensive income:
Unrealized gain (loss) on investments—net of reclassification adjustments	2,114	(5,709)
Deferred income tax benefit (expense) on changes	(719)	1,941

Other comprehensive income	1,395	(3,768)

Comprehensive income	$1,324	$(2,704)

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Net cash provided by operating activities	$2,998	$3,215
INVESTING ACTIVITIES
Fixed maturities—available-for-sale:
Purchases	(77,264)	(122,600)
Sales	66,486	103,533
Maturities, calls, and prepayments	8,709	10,608
Equity securities—available-for-sale:
Purchases	(1,283)	—
Maturities, calls and prepayments	—	—
Sale or maturity of other investments	544	302
Property, equipment and other	(125)	(1,997)

Net cash provided (used) by investing activities	(2,933)	(10,154)
FINANCING ACTIVITIES
Proceeds from note payable	—	1,850
Payment on note payable	(400)	—
Issuance of common stock	11	—

Net cash provided (used) by financing activities	(389)	1,850

Net increase (decrease) in cash	(324)	(5,089)
Cash at beginning of period	$4,973	$10,353

Cash at end of period	$4,649	$5,264

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.

PART I
FINANCIAL INFORMATION
(See Financial Statements and Exhibits Attached)
Notes to the Consolidated Financial Statements
(Unaudited)

A. NATURE OF OPERATIONS

    American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services")and American Country Professional Services Corp. ("Professional Services"). American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance, which it is currently running-off. Financial Services operates principally as a premium finance company. Professional Services operates principally as a finance company which provides secured loans for certain of American Country's insurance customers.

B. ACCOUNTING PRINCIPLES

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. Those adjustments are of a normal, recuring nature. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 30, 2000.

    Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

C. CAPITAL STOCK

    No dividends have been declared or paid by the Company during the periods presented in the accompanying financial statements. On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding common stock after the reverse stock split represents approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding have been restated for all periods presented. At September 30, 2000, the Company had 2,019,424 warrants outstanding. The warrants allow the warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 per share through August 31, 2002.

D. STOCK OPTION PLAN

    The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a total of 1,601,181 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. In April 2000, additional stock options were granted to employees of the Company. These additional options have a seven-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. In August 2000, additional stock options were granted to employees of the company. Some of these options are immediately exercisable and others vest at 33 1/3% per year and become fully exercisable four years after the date of grant. Regardless of the vesting provisions, these options have a ten-year term. At September 30, 2000, the Company had 827,973 options outstanding with exercise prices ranging from $2.40 per share to $15.00 per share.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

F. REINSURANCE

    American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. These agreements also provide American Country with increased capacity to write larger risk and maintain its exposure to loss within its capital resources. American Country remains contingently obligated for amounts reinsured in the event that reinsurers do not meet their obligations.

    Effective January 1, 2000, American Country amended its excess of loss treaty to include a ceding commission. The ceding commission is meant to offset some of American Country's underwriting expenses associated with the premium covered under the treaty.

    Effective April 1, 2000, American Country entered into a quota share reinsurance agreement with General Reinsurance Corporation. Under the terms of the agreement, American Country ceded approximately 30% of its non-transportation premium written in the second quarter of 2000 in exchange for General Reinsurance Corporation paying approximately 30% of the losses, excluding loss adjustment expenses, incurred on the policies reinsured. Effective July 1, 2000, the quota share agreement was amended to cede approximately 50% of American Country's non-transportation business to General Reinsurance Corporation. American Country also receives a ceding commission under this agreement, which is calculated retrospectively based on the pure loss ratio for the business subject to the agreement.

    The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

	September 30, 2000	December 31, 1999
	(In thousands)
Ceded paid losses recoverable	$2,903	$1,106
Ceded unpaid losses and loss adjustment expenses ("LAE")	10,120	13,141
Ceded unearned premiums	4,393	986

Total	$17,416	$15,233

    The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

	Nine Months ended September 30,
	2000	1999
	(In thousands)
Ceded premiums earned	$6,540	$3,652
Ceded incurred losses	4,331	6,137
Ceded incurred LAE	520	545

    The effect of reinsurance on premiums written and earned for the nine months ended September 30, 2000, and 1999 was as follows:

	Nine Months ended September 30,
	2000		1999
	Premiums		Premiums
	Written	Earned	Written	Earned
	(In Thousands)
Direct	$74,290	$63,096	$64,673	$51,804
Assumed	1,027	1,272	1,493	1,865
Ceded	(9,947)	(6,540)	(4,079)	(3,652)

Net	$65,370	$57,828	$62,087	$50,017

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

    Segment revenues for the Nine Months ended September 30, were (in thousands):

	2000	1999
SEGMENT REVENUES
Transportation	$43,432	$34,822
Hospitality	7,078	5,595
Other Commercial	12,067	13,925
Personal Lines	11	186
Other	854	959

Total Segment Revenues	63,442	55,487

Other reconciling items:
Investment and other income not attributable to segments	529	270

Total revenues	63,971	55,757

    Segment operating profit for the Nine Months ended September 30, were (in thousands):

	2000	1999
SEGMENT OPERATING PROFIT
Transportation	$6,120	5,179
Hospitality	(1,230)	(150)
Other Commercial	(5,046)	(3,233)
Personal Lines	(233)	(627)
Other	854	959

Total segment operating profit	465	2,128

Other reconciling items:
Investment and other income not attributable to segments	529	270
General corporate expenses	(646)	(558)
Other expenses, net	(0)	(132)

Total adjustments	(117)	(420)

Total operating profit	$348	$1,708

    Segment revenues for the three months ended September 30, were (in thousands):

	2000	1999
SEGMENT REVENUES
Transportation	$15,068	$12,473
Hospitality	2,255	2,017
Other Commercial	3,607	4,518
Personal Lines	5	59
Other	194	277

Total Segment Revenues	21,129	19,344

Other reconciling items:
Investment and other income not attributable to segments	125	110

Total revenues	21,254	19,454

    Segment operating profit for the three months ended September 30, were (in thousands):

	2000	1999
SEGMENT OPERATING PROFIT
Transportation	$1,098	$1,165
Hospitality	(476)	(366)
Other Commercial	(1,734)	(252)
Personal Lines	(79)	(164)
Other	194	277

Total Segment operating profit	(997)	660

Other reconciling items:
Investment and other income not attributable to segments	125	110
General corporate expenses	(271)	(159)
Other expenses, net	94	(2)

Total adjustments	(52)	(51)

Total operating profit	$(1,049)	$609

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

    American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation, hospitality and other commercial lines. American Country also wrote a nominal amount of personal lines, automobile and homeowners insurance, which it is currently running-off. Financial Services operates principally as a premium finance company. Professional Services operates principally as a finance company, providing secured loans to certain of American Country's larger customers.

  Three Months Ended September 30, 2000 compared to Three months Ended September 30, 1999

    Overall premium revenues increased 11.7% in the third quarter of 2000 to $19.8 million from $17.7 million in the comparable period in 1999, due to continued geographic expansion of the transportation lines. In the quarter, American Country posted a one time reinsurance return premium, which increased revenue by $930,000, and was based on a profit-sharing agreement.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

	Three Months Ended September 30,		Increase (Decrease) 2000 from 1999
	2000	1999	Amount	Percent
	(in thousands)
Net Premiums Earned
Transportation lines	$13,289	$10,759	$2,530	23.5%
Hospitality lines	2,293	1,885	408	21.6
Commercial lines	4,191	5,037	(846)	(16.8)
Personal lines	5	26	(21)	(80.8)

Totals	$19,778	$17,707	$2,071	11.7%

    Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, increased in the third quarter of 2000 by 23.5% to $13.3 million, compared with $10.8 million in 1999. The major contributor to this increase was the geographic expansion of American Country's taxicab product outside of the Chicago metropolitan area into the states of New York and Connecticut. Premium revenue also increased for American Country's traditional market, the Chicago metropolitan area.

    Premium revenues for hospitality lines increased 21.6% to approximately $2.3 million, as compared to $1.9 million for 1999. This increase is attributable to rate increases on existing business and growth in the number of policies written for multiple peril package, workers' compensation and other liability products. This increase is offset by a quota share reinsurance agreement entered into on April 1, 2000 with General

Reinsurance Corporation. Under the treaty, as amended on July 1, 2000, 50% of the hospitality lines premium for the third quarter was ceded to General Reinsurance Corporation.

    Premium revenues for commercial lines experienced a decrease of 16.8% to $4.2 million in the third quarter of 2000, as a result of strict re-underwriting of these lines, which resulted in approximately 31% of expiring policies being non-renewed. This was partly offset by significant pricing increases on retained business. In addition, a portion of this decrease is attributable to a quota share reinsurance agreement entered into on April 1, 2000 with General Reinsurance Corporation. Under the treaty, as amended on July 1, 2000, 50% of the commercial lines premium for the third quarter was ceded to General Reinsurance Corporation.

    The decrease of 80.8% in premiums earned from personal lines is due to American Country's exit from its personal lines insurance business.

    Net investment income increased 11.6%, to $2.1 million in the third quarter of 2000, as compared to $1.9 million in the comparable period in 1999. Realized losses amounted to $79,000 in the third quarter of 2000, compared to $236,000 in the comparable period in 1999.

    Other expense increased $651,000 in the third quarter of 2000, as compared to income of $65,000 in the third quarter of 1999. This is attributable to reclassification of a ceding commission received in 2000 on American Country's reinsurance program.

    Losses and loss adjustment expenses (LAE) increased 19.7% or $3 million in the third quarter of 2000, to $18.4 million in the third quarter of 2000, from $15.4 million in the third quarter of 1999, resulting in a loss ratio of 93.3% in the third quarter of 2000 compared to 87% in the comparable period in 1999. This increase is largely due to property losses incurred in the hospitality lines.

    Losses and LAE for transportation lines increased $1.6 million in the third quarter of 2000, or 18.5% over the comparable period in 1999. However, the loss ratio for this line decreased to 76.0% as compared with 79.2% for the same period in 1999. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims as well as increased revenues due to the geographic expansion of the transportation line.

    The loss ratio for hospitality lines increased to 107.9% compared to 101.6% in the same period in 1999, as a result of substantial property losses in the third quarter of 2000.

    Commercial lines experienced a $1.1 million increase in losses and LAE that resulted in a loss ratio of 138.2% in the third quarter of 2000 as compared to 94.1% in the comparable period in 1999. The increase was due primarily to continued adverse development on prior years' loss and LAE reserves for the workers' compensation line.

    Amortization of deferred policy acquisition costs increased approximately $936,000 in the third quarter of 2000 due to increased commissions primarily due to geographic expansion and overall premium growth.

    Administrative and general expenses decreased $514,000 or 36.3% in the third quarter of 2000, due to decreased expenses associated with the declining number of inforce commercial policies.

    Interest expense increased $54,000 or 35.3% in the third quarter of 2000.

  Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

    Overall premium revenues increased 15.6% in the nine months ended September 30, 2000 to $57.8 million from $50 million in the comparable period in 1999, due to the geographic expansion of American Country's transportation and hospitality lines.

    The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

	Nine Months Ended September 30,		Increase (Decrease) 2000 from 1999
	2000	1999	Amount	Percent
	(in thousands)
Net Premiums Earned
Transportation lines	$37,406	$29,274	$8,132	27.8%
Hospitality lines	6,735	5,154	1,581	30.7%
Commercial lines	13,676	15,512	(1,836)	(11.8)%
Personal lines	11	77	(66)	(85.7)%

Totals	$57,828	$50,017	$7,811	15.6%

    Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the nine months ended September 30, 2000 by 27.8% to $37.4 million over the comparable period in 1999. Nearly all the transportation programs offered by American Country generated premium revenue increases, especially those products representing American Country's expansion outside its traditional market, the Chicago metropolitan area. This geographical expansion was accomplished primarily by increasing writings in the state of New York and Connecticut.

    Premium revenues for hospitality lines increased 30.7% to approximately $6.7 million as compared to $5.2 million for 1999. This increase is attributable to rate increases and growth in the number of policies written for multiple peril package, workers' compensation and other liability products, partly offset by a quota share reinsurance agreement entered into on April 1, 2000. Under the reinsurance agreement, 30% of the hospitality premiums written in the second quarter and 50% of the hospitality premiums written in the third quarter, are ceded to General Reinsurance Corporation.

    Premium revenues for commercial lines experienced a decrease of 11.8% to $13.7 million in the nine months ended September 30, 2000, as compared to $15.5 million for the same period in 1999, the result of stricter underwriting, which resulted in an non-renewal rate of approximately 34%, and to a quota share reinsurance agreement entered into on April 1, 2000. Under the reinsurance agreement, 30% of the commercial lines premiums written in the second quarter and 50% of the commercial lines premiums written in the third quarter, are ceded to General Reinsurance Corporation.

    The decrease of 85.7% in Personal lines is the result of American Country's exit from its personal lines insurance business.

    Net investment income increased $655,000 or approximately 11.7%, to $6.2 million in the nine months ended September 30, 2000, as compared to $5.6 million in the same period in 1999. Realized losses amounted to $319,000 in the nine months ended September 30, 2000 compared to a loss of $42,000 in the same period in 1999. This is the result of the decline in the market value of fixed income securities in the first half of the year, as interest rates rose for the nine month period.

    Other income increased $25,000 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This is due to an increase in premium collection fees, offset by a reclassification of a ceding commission received on American Country's reinsurance program in 2000.

    Losses and loss adjustment expenses (LAE) increased 17.7% or $7.8 million in the nine months ended September 30, 2000, to $51.9 million from $44.1 million in the comparable period in 1999, resulting in a loss ratio of 89.8% in the nine months ended September 30, 2000 compared to 88.2% in the comparable period in 1999. The increase in the loss ratio is primarily due to storm and other property losses in the hospitality and other commercial lines, partially offset by significant rate increases for hospitality and commercial lines. Additionally, workers compensation reserves for prior years continue to experience adverse development.

    Losses and LAE for Transportation lines increased $5.2 million or 24.2% in the nine months ended September 30, 2000, over the comparable period in 1999, due to American Country's geographic expansion. Although the dollar amount of losses increased, the loss ratio for this line decreased in the first nine months of 2000. The loss ratio for this line in the nine months ended September 30, 2000 was 70.9% compared to 73% in the comparable period in 1999. This decrease is attributable to both a lower frequency and severity of claims for this line.

    The loss ratio for hospitality lines increased to 104.8% compared to 90.3% in the same period in 1999, which is primarily the result of storm and other property losses.

    Commercial lines experienced a significant increase in the loss ratio in the nine months ended September 30, 2000. The increase was most significant in the commercial multiple peril products. The loss ratio was 132.3% in the nine months ended September 30, 2000, compared to 111.3% in the comparable period in 1999. This increase is attributable to weather-related property losses in the first half of 2000. Additionally, the workers compensation line continues to experience adverse development on prior years' loss and LAE reserves.

    Amortization of deferred policy acquisition costs increased $1.5 million in the nine months ended September 30, 2000. This is a direct result of American Country's geographic expansion into new territories, which resulted in higher commission expense.

    Administrative and general expenses increased $290,000, in the nine months ended September 30, 2000. The increase is primarily attributable to increased costs associated with American Country's geographic expansion, offset by the reduction in expenses associated with the decreased commercial lines premium.

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

    On October 5, 1999, the Board of Directors approved a loan agreement with The Northern Trust Company, wherein the Company's existing line of credit was converted to an $8.0 million four year term loan and a $7.0 million 364 day revolving line of credit. Under the term loan, the first installment of $2.0 million is due April 30, 2001. The Compnany intends to use dividends received from its non-insurance subsidiaries, as well as other financing, to service this debt. The interest rate on the term loan may be based on LIBOR+1%, the New York Federal Funds rate+1, or the prime rate minus one. The line of credit agreement contains various debt covenants including certain financial covenants and commitment fees, which are .25% per annum of the unused line of credit.

    At September 30, 2000, the Company's total assets of $189.6 million was comprised of the following: Cash and investments, 73.1%; premiums receivable, 9.5%; reinsurance recoverables, 9.2%; deferred expenses (policy acquisition costs and deferred taxes) 5.9%; fixed assets, 0.4%; and other assets, 1.9%.

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

    The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 2000:

S&P/Moody's Ratings(1)	Fair Value	Percent of Total
AAA/Aaa (including US Treasuries of $7,850)	$67,925	52.2%
AA/Aa	16,108	12.4%
A/A	28,430	21.9%
BBB/Ba	13,644	10.5%
All other	3,998	3.0%

Total	$130,105	100.0%

(1)
Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investers Service, Inc.

    Cash flow used by operations for the quarter ended September 30, 2000 was $1.1 million, as compared to cash provided of $1.7 million for the same period in 1999. Such amounts were adequate to meet all obligations during the periods. The decrease in cash flow provided for the quarter ended September 30, 2000, as compared to the same period in 1999 is attributable to increased claim payments in the current period, as compared to the comparable period in 1999.

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

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
	(4.6)	Warrant Agreement Amendment No. 6 dated August 1, 2000 between the Company and American Stock Transfer & Trust Company, as Warrant Agent
	(27)	Financial Data Schedule
b.	Reports on Form 8-K:

    None.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: November 14, 2000

AMERICAN COUNTRY HOLDINGS INC. (Registrant)
By:	/s/ KARLA M. VIOLETTO Karla M. Violetto Vice President and Chief Financial Officer

QuickLinks

AMERICAN COUNTRY HOLDINGS INC.
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (IN THOUSANDS)
AMERICAN COUNTRY HOLDINGS INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
PART I FINANCIAL INFORMATION (See Financial Statements and Exhibits Attached) Notes to the Consolidated Financial Statements (Unaudited)
PART II OTHER INFORMATION
SIGNATURE