Form 10-K
period 2000-12-31
AMERICAN COUNTRY HOLDINGS INC
filed 2001-03-30
CIK 315411

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number 0-22922

AMERICAN COUNTRY HOLDINGS INC.
(Exact Name of Registrant as specified in its charter)

Delaware	06-0995978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 North LaSalle Street Chicago, Illinois	60601-1105
(Address of principal executive offices)	(Zip Code)

(312) 456-2000
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ (Small Cap Market)
Common Stock Purchase Warrants	NASDAQ (Small Cap Market)

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

Yes /x/ No / /

    The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding March 21, 2001 was 8,998,493.

    The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $5,968,472 on March 21, 2001, based on the closing sales price of the Common Stock on such date.

Documents incorporated by reference:

    Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (incorporated by reference under Part III).

    This Report contains a total of 68 pages, excluding exhibits. The Exhibit Index appears on page 68.

AMERICAN COUNTRY HOLDINGS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

ITEM 1. BUSINESS.

General

    American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which has as its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency Inc. Through its subsidiaries, the Company conducts business as a specialty property and casualty insurer, provides premium financing and collateralized loans for certain of American Country's customers. Through its subsidiaries, the Company will provide underwriting management and third party claims administration to other insurance companies in the future.

    American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for transportation, hospitality and other commercial lines. American Country previously wrote a nominal amount of personal lines automobile and homeowners insurance. This business is currently being run-off. American Country's specialty public livery coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs. American Country has extended its geographic coverage as part of its expansion program for the transportation and restaurant lines. American Country is licensed in the states of Connecticut, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, New York, Pennsylvania, Wisconsin, and in the District of Columbia and intends to pursue licenses in Kansas, Missouri, Nevada, Maryland, Ohio and Virginia. American Country also is admitted as an excess and surplus lines carrier in 21 states. American Country currently maintains an A.M. Best Company ("A.M. Best") rating of "A-" (Excellent).

    American Country writes transportation, hospitality and other commercial lines insurance. Transportation lines, which include automobile liability and physical damage coverages for taxicabs and limousines, accounted for 67.1% of total gross premiums written in 2000. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 14.8% of total gross premiums written in 2000. Commercial lines, which include multi-peril risks, workers' compensation and automobile liability and physical damage, accounted for 18.1% of total gross premiums written in 2000. American Country's business is written by salaried employees and through approximately 25 independent insurance producers located in the states in which American Country is licensed.

    Financial Services operates principally as a premium finance company.

    Professional Services provides collateralized loans to certain of American Country's larger customers, and is licensed as a third party claims administrator.

    American Country Underwriting Agency was created in December 2000 to operate as a managing general underwriter.

    A discussion of operating segments is contained in Note 14 of the financial statements that are included in Item 14 of this Report on Form 10-K.

Insurance Lines

    American Country currently writes business in three areas of insurance: transportation, hospitality and other commercial lines. American Country's major insurance niche markets include taxicabs and limousines, workers' compensation, multi-peril, automobile and umbrella coverages for specific risks, primarily restaurants and contractors. Due to underwriting losses in its personal lines insurance, American Country decided to exit the personal lines market and focus its resources on its other specialty niches and expand them geographically.

    The following table sets forth the gross and net premiums for the principal lines of insurance written by American Country and the related percentages of the total gross and net premiums written for the year ended December 31, 2000:

	Gross Premiums Written		Net Premiums Written
	Dollars	Percentage	Dollars	Percentage
	(in thousand)		(in thousand)
Transportation	57,378	67.1%	49,301	73.6%
Hospitality	12,629	14.8%	7,131	10.7%
Other Commercial	15,490	18.1%	10,520	15.7%
Personal	(5)	(0.0%)	1	0.0%

Total	85,492	100.0%	66,953	100.0%

Transportation

    American Country's transportation business is comprised of liability and physical damage insurance for taxis, limousines, ground shuttle, other commercial vehicles and para-transit fleets used to transport individuals to health care providers. American Country's largest taxi customers in Illinois are written on a direct basis by salaried employees of American Country. The remainder of American Country's transportation business is written by independent insurance producers who specialize in this type of business in their geographic regions.

    American Country was originally organized primarily to provide insurance for the Yellow Cab Company in Chicago, which is the largest taxicab company in the United States. Transportation lines continue to be a major part of American Country's business, accounting for over $57.4 million or 67.1% of American Country's total gross premiums written in 2000. In 2000, 1999 and 1998, the Yellow Cab Company accounted for 10%, 14% and 17%, respectively, and Checker Taxi Association in Chicago accounted for 7%, 8% and 10%, respectively, of American Country's total gross premiums written. The loss of this business could have a material adverse impact on American Country. American Country anticipates that the percentage of its business from Yellow Cab Company and Checker Taxi Association will become less significant as American Country expands its transportation business into additional geographic areas.

    Transportation business in the Chicago metropolitan area ranged from 43-51% of American Country's gross premiums written in the last three fiscal years. Although American Country believes that insuring taxicabs and limousines in the Chicago metropolitan area provides diversity in exposure and spread of risk between urban and suburban environments, having a large portion of the transportation business centered in one geographic area exposes American Country to certain risks, including rate competition from other insurers in the same metropolitan area and the impact of state and local regulation and judicial decisions affecting that area.

    American Country also provides liability coverage to taxicab associations (other than Yellow and Checker), limousine fleets, ground fleets, para-transit fleets and individual taxicab and limousine owners and operators in Chicago, surrounding communities, downstate Illinois, Michigan, Pennsylvania and Wisconsin. American Country continued its expansion in 1998 into the states of Indiana, Minnesota, Pennsylvania and New Jersey. In 1999, American Country began providing transportation coverage in New York and Connecticut. It is seeking to expand its transportation business in these areas in order to proportionally decrease its reliance on the Chicago metropolitan market.

Hospitality

    Hospitality lines, which consist of coverages for restaurants, taverns and banquet halls, accounted for $12.6 million or 14.8% of the total gross premiums written by American Country in 2000. American Country's restaurant program is primarily designed for "white tablecloth" establishments, but does accommodate other types of restaurants, including fast food outlets. In addition to offering commercial property damage, workers compensation and commercial auto coverages, American Country also offers specialized coverages for its hospitality customers, which include liquor liability, food spoilage, boiler and machinery and employment practices liability. American Country also offers a separate tavern policy which is tailored to neighborhood establishments rather than nightclubs.

Other Commercial

    Other commercial lines accounted for 18.1% or $15.5 million of 2000 total gross premiums written. American Country writes general liability, workers' compensation, multi-peril, and umbrella excess for contractors and other commercial businesses, primarily in Illinois and Wisconsin. The commercial business is written by independent agents specializing in these targeted classes.

    American Country's artisan contractors program offers coverages for plumbing, electrical, painting, masonry and carpentry contractors. The artisan contractor program targets operations of at least 10 employees and up to $5 million in payroll.

    American Country will begin non-renewing this contractor business effective April 1, 2001. Capital constraints, competition and adverse loss experience are the primary reasons for management's decision to exit this line.

Reinsurance

    American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. American Country's current reinsurance program is divided into two main sections: (1) Transportation Business and (2) Commercial and Personal Lines. A detailed chart of American Country's reinsurance program is set forth below.

    American Country's business is currently reinsured by General Reinsurance Corporation (rated "A++" by A.M. Best). The decision to place the reinsurance with General Reinsurance Corporation was based on General Reinsurance Corporation's A.M. Best rating, competitive pricing for the reinsurance and the administrative advantages of transacting with a single reinsurer.

    Ratings for the industry range from "A++" (Superior) to "F" (In Liquidation) and some companies are not rated. Publications of A.M. Best indicate that an "A+" rating is assigned to companies which have, on balance, superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best Company and, in its opinion, have a very strong ability to meet their ongoing obligations to policyholders. The "A" and "A-" (Excellent) ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

Transportation Reinsurance

    American Country currently purchases excess of loss reinsurance protection for its transportation business. Excess of loss reinsurance requires that a company retain a predetermined dollar amount of loss, known as the "retention." The insurance company is indemnified by the reinsurer for losses which exceed this dollar amount up to the limit of the reinsurance agreement. Any portion of the loss exceeding the limit of the reinsurance agreement is either paid by the company or by other reinsurance agreements. Under its excess of loss program for its transportation business, American Country has a retention of $350,000 and reinsurance coverage of up to $4 million per occurrence. Effective October 1, 2000, American Country entered into a quota share reinsurance agreement with General Reinsurance Corporation, whereby American Country ceded 50% of the in-force, new and renewal business for the Illinois transportation program.

Commercial and Personal Lines Reinsurance

    American Country's commercial and personal lines business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage under the current treaty is as follows:

All Property Business	The reinsurer pays up to $3,650,000 in excess of American Country's retention of $350,000 per risk.
All Casualty Business (including workers' compensation)
The reinsurer pays up to $3,650,000 in excess of American Country's retention of $350,000 per occurrence. A supplemental reinsurance agreement provides coverage of an additional $8,000,000 per occurrence and per claimant on American Country's Workers' compensation program.

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

    Effective April 1, 2000, American Country entered into a quota share reinsurance agreement. Under the treaty, 30% of the commercial lines net premium for the 2nd quarter, and 50% of the commercial lines premium for the 3rd and 4th quarters, was ceded to General Reinsurance Corporation.

    The following table details American Country's current reinsurance program, including the types of reinsurance and amounts reinsured with each named company for each of American Country's lines of insurance.

AMERICAN COUNTRY HOLDINGS INC.
2000 CEDED Reinsurance Program
For the Period 1/1/00 through 12/31/00
($000)*

Contract	Coverage	Company Retention	Reinsurance Limit	Premium	Reinsurers Company	%
First Multi-Line	Excess of Loss	$350	$150 excess of $350 retention	3.22% All Property 4.29% Non-Taxi Commercial	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01				Auto Liability 4.64% All other liability, excluding workers comp 1.03% Other Taxi 1.46% Workers Compensation
Second Multi-Line	Excess of Loss	N/A	Casualty: $500 excess of $500 covered by First Multi-Line	Profit-sharing: 60% of losses and 15% reinsurer's expenses 3.77% All Property 4.55% Non-Taxi Commercial Auto Liability	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01			Property: $500 excess of $500 covered by First Multi-Line	6.95% All other liability, excluding workers comp .86% Other Taxi 1.35% Workers Compensation
Third Casualty Excess	Excess of Loss	N/A	$3,000 excess of $1,000 covered by First and Second Multi-Line	.86% All Casualty excluding taxi and workers comp	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01			Workers' Comp only: Follow Form	.93% Workers Compensation .49% Other Taxi
First Per Claimant/Per Occurrence	Workers' Comp Excess	N/A	$8,000 excess of $4,000 covered by First and Second Multi-Line and Third Casualty Excess	Subject to one reinstatement per 12 mos. Pro rata as to amount 100% as to time 1.19%	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99			Term limitation: $15,000 Max any one life: $4,000

AMERICAN COUNTRY HOLDINGS INC.
2000 CEDED Reinsurance Program
For the Period 1/1/00 through 12/31/00
($000)*

Contract	Coverage	Company Retention	Reinsurance Limit	Premium	Reinsurers Company	%
Third Property Excess	Excess per Risk	N/A	$3,000 excess of $1,000 covered by First and Second Multi-Line	3.0781% of Gross Net Earned Premium	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99 Premium rate change effective 7/1/01 Excess Liability Term: Continuous from 7/1/99	Umbrella 95% Quota Share	All business: 5% first $1,000 N/A next $4,000	All business: 95% first $1,000 100% next $4,000	95% of premium on first $1,000 100% of premium on next $4,000 27.5%Commission 30% Contingent Profit Sharing after 20% reinsurers margin	General Reinsurance Corporation	100%
Excess Property Catastrophe		$350/occurrence	$3,750 excess of $350/occurrence	3.38% Minimum: $132 Maximum: $137	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01				One full reinstatement of the limit; 100% as to time
Other Programs: Yellow Cab Company (Affiliation)
Special Cover (Affiliation)	Taxi Excess	$350	$150 excess of $350 retention	$140 /per cab, per year	General Reinsurance Corporation	100%
Contingent Auto Excess	Taxi Excess	N/A	$3,500 excess of $500 covered by Special Cover	$381 per cab	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01 (Yellow Cab Company only)			Reinstatement charge (One only)	One full reinstatement as to the limit; 100% as to amount 15% No claims bonus/year
Illinois Transportation Quota Share
	Taxi Primary	50% of $350	50% of $350	50% of premium	General Reinsurance Corporation	100%
Term: 10/1/00-9/30/01
Non-Transportation Quota Share
	Commercial and Hospitality Primary	70% of $350 from 4/1/00 to 6/30/00, 50% of $350 from 7/1/00 to 3/31/01	30% of $350 from 4/1/00 to 6/30/00, 50% of $350 from 7/1/00 to 3/31/01	30% of premium from 4/1/00 to 6/30/00, 50% of premium from 7/1/00 to 3/31/01	General Reinsurance Corporation	100%

*
All amounts, except percentages, are in thousands (000).

Assumed Reinsurance

    In October 1999, American Country and Fairfield Insurance Company ("Fairfield") entered into a service agreement and a 100% quota share reinsurance agreement. Pursuant to the terms of the reinsurance agreement, American Country, as the reinsurer, assumes 100% of the premiums and losses of each insurance policy that Fairfield cedes to American Country. The types of policies ceded by Fairfield to American Country consist of transportation lines and hospitality lines. These agreements allow American Country to write business in states where American Country is not currently licensed.

    The service agreement permits American Country to underwrite, issue and service on behalf of Fairfield, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Maryland, New Jersey and Rhode Island. American Country received premiums of $959,577 in 2000 for the Fairfield policies it reinsured, from which it paid Fairfield a ceding commission of $167,794. American Country reinsures the business it assumes from Fairfield on the same basis as it reinsures the policies it writes directly.

    American Country and Mutual Services Casualty Insurance Company ("MSI") have been parties to a service agreement and a 100% quota share reinsurance agreement since April 1998. Pursuant to the terms of the reinsurance agreement between MSI and American Country, American Country, as the reinsurer, assumed 100% of the premiums and losses of each insurance policy that MSI ceded to American Country. The types of policies ceded by MSI to American Country consisted of transportation lines and hospitality lines. These agreements allowed American Country to write business in states where American Country is not currently licensed.

    The service agreement permitted American Country to underwrite, issue and service on behalf of MSI, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Connecticut, Minnesota, Michigan and New Jersey. American Country received premiums of $86,689 in 2000 for the MSI policies it reinsured. American Country reinsures the business it assumes from MSI on the same basis as it reinsures the policies it writes directly. The quota-share reinsurance and service agreements between American Country and MSI were cancelled in October 1999.

Marketing

    American Country is licensed in Connecticut, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, New York, Pennsylvania, Wisconsin and the District of Columbia, and intends to pursue applications in Kansas, Missouri, Nevada, Maryland, Ohio and Virginia. American Country also is authorized to act as an excess and surplus lines insurer in 21 states. American Country markets its insurance products through multiple distribution sources consisting of independent insurance producers, managing general underwriters and directly through salaried employees of American Country. American Country relies on both salaried employees and independent insurance producers to produce its Yellow Cab, Checker Taxi and other Chicago taxicab associations' liability insurance, and on approximately 25 producers and two managing general underwriters to market its other insurance products. American Country selects agents based on their comprehensive knowledge of the industries to which American Country provides coverages and the geographic market in which the agent operates.

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

    In 2000, American Country continued the geographic expansion of both its transportation and restaurant programs. The transportation program achieved growth in the states of Connecticut, Indiana, Michigan, Minnesota and New York. The restaurant program continued to expand in the states of Massachusetts, Michigan, Minnesota, New Jersey and Pennsylvania.

    The following tables set forth for the three years ended December 31, 2000, the gross and net premiums written, whether produced directly by American Country employees or by independent agents:

	Year Ended December 31,
	2000		1999		1998
	Premiums Written	Percent of Total	Premiums Written	Percent of Total	Premiums Written	Percent of Total
	(dollar amounts in thousands)
GROSS PREMIUMS
Transportation	$57,378	67.1%	$50,908	65.4%	$35,303	51.9%
Hospitality	12,629	14.8	9,116	11.6	7,424	10.9
Other Commercial	15,490	18.1	17,853	22.9	22,391	32.9
Personal	(5)	(0.0)	78	0.1	2,952	4.3

Total	$85,492	100.0%	$77,955	100.0%	$68,070	100.0%

NET PREMIUMS
Transportation	$49,301	73.6%	$48,590	65.7%	$33,694	59.3%
Hospitality	7,131	10.7	7,930	10.7	6,489	11.4
Other Commercial	10,520	15.7	17,388	23.5	19,270	33.9
Personal	1	0.0	75	0.1	(2,593)	(4.6)

Total	$66,953	100.0%	$73,983	100.0%	$56,861	100.0%

Operating Ratios

Statutory Combined Ratio

    American Country's statutory combined ratio expresses losses as a percentage of premium revenues, and is the traditional measure of underwriting experience. Losses and loss adjustment expenses incurred are expressed as a percentage of net premiums earned. Acquisition and underwriting expenses are expressed as a percentage of net premiums written, with the aggregate sum of those percentages equaling the combined ratio. The GAAP ratio expresses all percentages as a percentage of net premiums earned. If the statutory combined ratio is below 100%, an insurance company has an underwriting profit, and if it is above 100%, the insurer has an underwriting loss.

    The following table reflects the loss ratios, expense ratios and combined ratios of American Country, determined in accordance with statutory accounting practices, for the years indicated:

	Year Ended December 31,
	2000	1999	1998	1997	1996
Statutory Combined Ratio
Loss and loss expense ratio	94.5%	91.3%	79.6%	88.8%	80.7%
Expense ratio	22.6%	19.4%	21.3%	20.8%	21.1%

Combined ratio	117.1%	110.7%	100.9%	109.6%	101.8%

    During 1999, American Country posted an additional $3.5 million in Workers' Compensation loss reserves in excess of management's original estimate due to continuing adverse development in prior years. The main reasons for the adverse development are rising medical costs and increased length of disabilities covered under these policies.

    In 2000, due to the continuing adverse development in prior years, management has taken a more conservative approach to estimating the total loss reserves. The increase in the 2000 loss ratio is the result of increased IBNR in prior years.

Premium-to-Surplus Ratio

    While there are no statutory provisions governing premium-to-surplus ratios, regulatory authorities and rating agencies regard this ratio as an important indicator since the lower the ratio, the greater the insurer's ability to withstand abnormal loss experience. The following table sets forth the ratio of net premiums written during the year to statutory-basis capital and surplus at the end of the year for American Country for the years indicated:

	2000	1999	1998	1997	1996
Net premiums written during the year	$66,953	$73,983	$56,861	$60,078	$60,760
Statutory-basis capital and surplus at end of year	40,238	37,173	39,083	34,555	34,080
Ratio	1.66 to 1	1.99 to 1	1.45 to 1	1.74 to 1	1.78 to 1

Reserves for Losses and Loss Adjustment Expenses

    American Country maintains reserves for the payment of losses and loss adjustment expenses ("LAE") for all lines of business. The determination of reserves for losses and LAE is based on information reported to it regarding claims and the historical loss experience of the business. The vast majority of losses are reported to American Country by its insureds in a timely fashion; however, there is always a certain percentage of IBNR losses at any given time. American Country establishes reserves for IBNR claims and this reserve also includes amounts for the potential adverse development of losses known to American Country (in other words, subsequent developments may occur that require that previously established reserves be increased). Upon receipt of a claim, American Country establishes a reserve, which is an estimate of the amount which will be paid upon conclusion of the claim. The reserves for the known losses, IBNR reserve and the loss adjustment expense reserve, represent the total amount American Country estimated will be needed to satisfy all losses (known and unknown) which may be paid by American Country. These reserves are reflected as liabilities on American Country's balance sheet.

    There can be a significant period of time between the occurrence of an insured loss, the reporting of the loss to American Country, and the payment of such loss. Liability claims have a greater period of time elapsing between the occurrence of a loss and payment than property claims. General liability claims have the longest time lag between the occurrence and final payment of the loss. Many factors are considered when establishing the IBNR reserve for a particular line of business and the lag time between the occurrence and final payment of the loss is an important component.

    Most claims are investigated, supervised, and adjusted by personnel of American Country. In-house counsel for American Country handle the defense of most cases for insureds located in the Chicago Metropolitan Area. All outside counsel are chosen by American Country, and American Country's staff monitors all cases and grants settlement authority on all files.

    Automobile property damage and physical damage reserves are established on a formula case reserve basis. Automobile theft losses and total losses are reserved for book value of the vehicle as of the time of the loss. All other lines of business are reserved based on an analysis of each individual case. The case based reserve is an estimate of the amount of ultimate payment projected by the personnel of American Country based upon their knowledge of similar cases. All bodily injury claims are reviewed and reserves adjusted thirty days after the file is opened and every six months thereafter for the life of the file. Adjustments are made to reserves at these mandatory intervals or whenever the known exposure changes.

    The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Net reserves for losses and LAE, beginning of year	$91,349	$80,465	$83,973
Incurred losses and LAE for claims relating to:
Current year	65,881	59,227	44,244
Prior years	2,436	4,389	434

Total net claims incurred	68,317	63,616	44,678

Losses and LAE payments for claims relating to:
Current year	22,159	18,368	15,231
Prior years	39,136	34,364	32,955

Total net claims paid	61,295	52,732	48,186

Net reserves for losses and LAE, end of year	98,371	91,349	80,465
Total reinsurance recoverable on unpaid losses and LAE	16,323	13,144	11,952

Gross reserves for losses and LAE, end of year	$114,694	$104,493	$92,417

    The $2,436,000 increase in prior years' reserves during 2000 is attributable to reserve strengthening for losses incurred in calendar year 1998, offset by an improvement in the development for calendar years prior to 1998. The adverse development is the result of the continued deterioration of the Workers' Compensation line, and is primarily due to increased medical costs and longer duration disabilities covered under these policies.

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

    The commercial lines insurance industry has suffered from a prolonged soft market. Pricing pressures have resulted in premium revenue that is inadequate to cover the losses incurred. As a result, American

Country has recorded losses that are substantially higher than management's original estimate. Consequently, in 1999, American Country increased its reserves for Workers' Compensation by $3.5 million over its original 1999 estimate. The bulk of this reserve increase related to 1996 and 1997. American Country will begin non-renewing this contractor business effective April 1, 2001. Capital constraints, competition and adverse loss experience are the primary reasons for management's decision to exit this line.

    The following table reflects American Country's losses and LAE reserve development, net of estimated salvage and subrogation recoveries, through December 31, 2000, for each of the preceding ten years:

	Cumulative Redundancy (Deficiency)
	(000's only)
	Year Ended December 31,
	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000
Reserve for loss and loss expenses net of reinsurance recoverables	$49,526	$57,846	$62,234	$64,274	$66,494	$74,582	$79,450	$83,973	$80,465	$91,349	$98,371
Reserve re-estimate as of:
One year later	50,580	56,684	63,751	65,868	66,665	75,577	78,988	84,407	84,854	93,785
Two years later	54,584	60,869	66,607	63,759	67,693	78,628	82,604	91,015	89,672
Three years later	57,120	62,717	63,744	65,559	69,172	79,634	86,277	89,127
Four years later	58,592	60,875	64,040	66,524	68,541	79,624	84,311
Five years later	57,072	61,207	64,770	65,670	68,186	78,236
Six years later	57,484	61,554	64,553	65,497	67,142
Seven years later	57,803	61,484	64,658	65,094
Eight years later	57,704	61,633	64,497
Nine years later	57,776	61,638
Ten years later	57,803
Cumulative redundancy (deficiency)	(8,277)	(3,792)	(2,263)	(820)	(648)	(3,654)	(4,861)	(5,154)	(9,207)	(2,436)
Percentage	(16.7)%	(6.6)%	(3.6)%	(1.3)%	(1.0)%	(4.9)%	(6.1)%	(6.1)%	(11.4)%	(2.7)%
Reserve for claims and expenses, gross			75,780	73,922	73,209	81,633	90,965	99,087	92,417	104,493	114,694
Reinsurance recoverables			13,546	9,652	6,716	7,051	11,515	15,114	11,952	13,144	16,323

Reserve for claims and expenses, net			62,234	64,270	66,493	74,582	79,450	83,973	80,465	91,349	98,371

	Paid Losses
	(000's only)
	Year Ended December 31,
	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000
Cumulative amount of losses paid, net of Reinsurance recoverables through:
One year later	$16,626	$17,141	$21,331	$23,271	$22,495	$25,938	$29,002	$32,949	$34,364	$39,136
Two years later	26,858	31,753	37,778	37,843	38,161	43,579	50,707	54,663	56,755
Three years later	37,389	44,070	48,653	48,178	48,658	59,041	64,768	68,580
Four years later	46,088	51,495	56,212	54,636	57,939	68,066	73,692
Five years later	51,321	57,099	58,792	60,174	62,953	72,740
Six years later	55,374	58,481	61,695	63,016	64,629
Seven years later	56,112	59,652	63,056	63,538
Eight years later	56,752	60,702	63,370
Nine years later	57,024	60,995
Ten years later	57,274

Investments

    Funds, including reserve funds, are invested until required for American Country's operations, subject to restrictions on permissible investments established by applicable state insurance codes. American Country's investment policy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. American Country's investment portfolio was managed solely by BlackRock Financial Management, Inc. in 2000.

    The following table contains information concerning American Country's investment portfolio at December 31, 2000:

	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet	Percent of Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,596	$3,780	$3,780	3.0%
Obligations of states and political subdivisions	1,987	2,068	2,068	1.6%
Foreign governments	1,281	1,277	1,277	1.0%
Corporate securities	72,379	73,169	73,169	57.1%
Mortgage-backed securities	46,103	46,163	46,163	36.0%

Total fixed maturity securities	125,346	126,457	126,457	98.7%
Equity securities	1,636	1,640	1,640	1.3%

Total available-for-sale securities	$126,982	$128,097	$128,097	100.0%

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by rating at December 31, 2000:

S&P/Moody's Rating(1)	Fair Value	Percent of Total
	(in thousands)
AAA/Aaa (including U.S. Treasuries of $8,476)	$50,919	40.3%
AA/Aa	16,362	12.9%
A/A	39,486	31.2%
BBB/Ba	14,167	11.2%
All other	5,523	4.4%

Total	$126,457	100.0%

(1)
Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

    The following table sets forth a profile of American Country's fixed maturity investment portfolio by maturity at December 31, 2000:

Maturity	Fair Value	Percent of Total
	(in thousands)
Due in one year or less	$3,853	3.1%
Due after one year through five years	39,108	31.4%
Due after five years through ten years	26,019	20.5%
Due after ten years	10,742	8.5%
Mortgage-backed securities	46,163	36.5%

Total fixed maturity securities	$125,346	100.0%

    The following table summarizes the Company's investment results for the five years ended December 31, 2000:

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Total net investment income	$8,522	$7,618	$7,134	$7,025	$7,032
Average annual pre-tax yield	7.4%	6.1%	6.0%	6.4%	6.7%
Average annual after-tax yield	5.0%	4.7%	4.4%	4.6%	4.6%
Effective federal income tax on investment income	28.1%	25.0%	25.0%	31.1%	25.3%

Regulation

    American Country is subject to varying degrees of regulation and supervision in the jurisdictions in which it transacts business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation is designed to protect policyholders rather than investors and relates to such matters as standards of solvency, which must be met and maintained; the licensing of insurers and their agents and producers; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting practices basis, required to be filed on the financial condition of insurers or for other purposes. In general, American Country must file all rates for insurance directly underwritten with the insurance department of each state in which it operates on an admitted basis; reinsurance generally is not subject to state regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Illinois, the domicile state of American Country, requires that dividends be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income.

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

    The National Association of Insurance Commissioners ("NAIC") facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has a risk-based capital model act for property/casualty companies, which calculates a minimum required statutory policyholders' surplus based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. At December 31, 2000, American Country's required risk-based capital was $8.6 million; and its reported statutory capital and surplus was $40.2 million, so that at December 31, 2000, American Country substantially exceeded the risk-based capital requirements. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulation" for additional information.

Competition

    The property and casualty insurance business is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition and aggressive pricing and marketing.

    American Country faces its most active competition in public transportation lines from managing general agency insurance programs, and national and regional insurance carriers. Managing general agency insurance programs are put together by agents and reinsurers using an insurance company that writes the insurance business as a fronting carrier and then reinsures substantially all of the business with the reinsurer. Many of these programs are short-lived, but they generally are priced aggressively. Besides creating instability, they generally do not provide continuity of claims practices and settlements, which often adversely affects future pricing for property and casualty insurance. However, American Country's long-term agreements with the taxi companies tends to mitigate this circumstance.

    In Illinois, the competition for coverage of contractors is primarily from national carriers, regional carriers and mono-line workers' compensation carriers. The competition for restaurants is mainly from regional carriers. Premium increases and non-renewals for workers' compensation insurance, which is American Country's largest commercial lines product, resulted in a decrease in the number of accounts written in 2000. Due to this competition, American Country believes that the commercial lines products are currently under-priced, even with the current hardening of the market, and therefore American Country has decided to non-renew its contractor commercial lines business and refocus its underwriting efforts in the public livery lines.

    American Country benefits in all classes of its business by maintaining long term agency relationships. In addition, American Country's agents have specialized in these classes of business for many years. American Country believes it has been able to compete successfully by underwriting specialty coverages for niche areas in which American Country has expertise.

Environmental Issues

    American Country believes that it has extremely limited risk of claims arising from environmental exposures. The underwriting philosophy of American Country excludes writing insurance for business which presents possible environmental exposures. Its liability policies contain an absolute pollution coverage exclusion and a lead paint exclusion. The industry, however, has seen a dramatic increase in the number of environmental claims being presented to insurers for defense and indemnification, and recent court cases have diminished the protection granted by the absolute pollution exclusion.

Financing Operations

    Financial Services operates principally as a premium finance company under the regulations of the Illinois Department of Insurance, financing transportation and commercial insurance premiums. Professional Services operates principally as a finance company providing collateralized loans to members of certain taxi associations. All loans are secured either through unearned premiums on insurance policies or, by taxicab medallions and equipment assets. For the year ended December 31, 2000, Financial Services and Professional Services had combined net income of $168,000, a 54% increase from 1999. This increase is due primarily to an increase in the collateralized financing being provided by Financial Services, and to a reduction in operating expenses for both Financial Services and Professional Services.

Employees

    As of December 31, 2000, American Country employed approximately 154 full time employees, 10 of whom are executive management, and 7 part-time employees. American Country is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES.

    The Company leases office space at 222 N. LaSalle Street, Chicago, Illinois, for its executive offices and insurance operations. The 39,000 square feet facility has a monthly rental of approximately $66,400. The current lease expires in May 2002.

    The Company leases space at two additional locations in the Chicago area for purposes of storage and claim handling. The aggregate monthly rental is approximately $4,700.

    The Company leases office space for its remote claims offices in Minnesota, Connecticut, Pennsylvania and New York. The aggregate monthly rental is approximately $8,900.

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

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 23% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 275,000 shares to certain of its officers and directors. The individual defendants have advised the Company that they believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc.

    In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

COMMON STOCK

Quarter Ended	High	Low
December 31, 2000	$2.13	$1.88
September 30, 2000	3.69	3.31
June 30, 2000	2.50	2.50
March 31, 2000	4.50	3.75
December 31, 1999	4.12	3.72
September 30, 1999	4.48	4.28
June 30, 1999	5.00	4.88
March 31, 1999	5.88	5.48

    On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding shares after the reverse stock split represented approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding has been restated for all periods presented. Historical market prices have also been restated to reflect the reverse stock split.

    At March 21, 2001, there were approximately 160 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded. (See "Business Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiary.)

Warrants

    The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Warrants during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail markups, markdowns or commissions.

COMMON WARRANTS

Quarter Ended	High	Low
December 31, 2000	$0.06	$0.06
September 30, 2000	0.31	0.31
June 30, 2000	0.19	0.13
March 31, 2000	0.38	0.38
December 31, 1999	0.33	0.33
September 30, 1999	0.16	0.14
June 30, 1999	0.25	0.19
March 31, 1999	0.35	0.33

    At March 13, 2001, the Company had 2,054,129 common warrants outstanding. The warrants give the warrant holder the right to purchase .728 shares of the Company's Common Stock for a price of $5.50 through August 31, 2002.

    On December 27, 2000, the Company sold 814,286 Units and 405,000 shares of Series A convertible preferred stock in a private placement exempt from registration under Regulation D of the Securities Act. Janney Montgomery Scott LLC, an investment banking firm, acted as placement agent. The proceeds of the private placement were $5,475,000 with the Company receiving $5,251,000 and Janney Montgomery Scott receiving $193,500 for their services as placement agent. The Company applied the proceeds toward working capital and general corporate purposes.

    The Units consisted of one share of the Company's common stock and one five-year Class A warrant. Each Class A warrant entitles the holder to purchase one share of the Company's common stock at $1.925 per share, subject to certain anti-dilution adjustments, through December 27, 2005. The common stock and the Class A warrants that comprised the Units were separately transferable immediately upon issuance. The holders of the Class A warrants have no right to vote on matters submitted to shareholders, have no right to receive dividends and are not deemed to be holders of common stock. There is no established trading market for the Class A warrants. The Company has applied to list the Class A warrants on the Nasdaq SmallCap Market, but no assurance can be given that the application will be approved or that a trading market will develop.

    The Series A convertible preferred stock has an initial stated value of $10 and an initial conversion price of $1.75, subject to anti-dilution adjustments. The preferred stock ranks senior to the Company's common stock. The preferred stock accrues cumulative dividends on a quarterly basis at an annual rate of six percent (6%). The holders of the preferred stock are entitled to vote on all matters submitted to a vote of stockholders, and if the Company fails to pay any dividend for four or more dividend periods, then the holders of the preferred stock are entitled to elect two directors to the board of directors. The Company may redeem in whole or in part, at any time after December 29, 2002 the preferred stock in an amount equal to the stated value and all accrued and unpaid dividends.

    In January 2001, the Company filed a registration statement to register 814,286 shares of common stock, 814,286 Class A warrants, 814,286 shares of common stock issuable upon the exercise of the Class A warrants and 2,314,283 shares of common stock issuable upon conversion of the Series A preferred stock. The Company expects the Securities and Exchange Commission to declare the registration statement effective in May 2001.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

American Country Holdings Inc.
Selected Financial Data

	Year Ended December 31,
	2000	1999	1998	1997	1996
Income Statement Data:
Revenues:
Gross premiums written	$85,492	$77,955	$68,070	$68,416	$67,828

Net premiums written	$66,953	$73,983	$56,861	$60,078	$60,760

Net premiums earned	$72,262	$69,677	$56,135	$59,814	$60,550
Net investment income	8,522	7,618	7,134	7,025	7,032
Realized capital gains (losses)	(194)	(342)	1,479	1,613	915
Other income	217	215	315	331	219

Total revenues	80,807	77,168	65,063	68,783	68,716
Expenses:
Losses and loss adjustment expenses	68,317	63,617	44,679	53,149	48,845
Amortization of policy acquisition costs, underwriting, and other expenses	15,987	14,009	12,932	12,911	12,860

Interest expense	823	584	491	161	0

Total expenses	85,127	78,210	58,102	66,221	61,705

Income before income taxes	(4,320)	(1,042)	6,961	2,562	7,011
Income taxes	(1,970)	(967)	1,585	493	1,986

Net Income (loss)	$(2,350)	$(75)	5,376	2,069	5,025

Net income per share: basic	$(0.29)	$(0.01)	$0.67	$0.24	$0.56

Net income per share: diluted	$(0.29)	$(0.01)	$0.67	$0.24	$0.56

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.28

	December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Total investments	$130,102	$129,385	$126,028	$121,098	$114,237
Total assets	189,718	175,958	168,305	162,661	151,790
Liabilities for gross unpaid losses and loss adjustment expenses	114,694	104,493	92,417	99,087	90,965
Notes payable	10,750	11,150	9,300	4,800	0
Total liabilities	146,897	139,248	127,183	127,521	111,353
Total shareholders' equity	42,821	36,710	41,122	35,140	40,437
Book value per share	$4.74	$4.58	$5.13	$4.40	$4.56
Statutory Combined Ratio	117.1%	110.7%	100.9%	109.6%	101.8%
GAAP Combined Ratio	116.6%	111.4%	102.6%	109.9%	101.3%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the 2000 Consolidated Financial Statements and notes thereto.

Overview

    American Country Holdings Inc. is engaged in the specialty property and casualty insurance, premium finance, collateralized finance, managing general underwriter and third party claims administrator business through its subsidiaries American Country Insurance Company, American Country Financial Services Corp., American Country Professional Services Corp. and American Country Underwriting Agency Inc.

    American Country is a property and casualty insurance carrier domiciled in the State of Illinois. American Country and its predecessor has been a writer of commercial and personal lines of business, specializing in public livery risks, principally taxicabs and limousines, since 1978.

    In 2000, American Country continued to be adversely affected by the continuing pricing pressures in the commercial insurance market. Due to this competition, American Country believes that its commercial lines products are currently under-priced, even with the current hardening of the market, and therefore American Country has decided to non-renew its contractor commercial lines business and refocus its underwriting efforts in the public livery lines.

The Calendar Year 2000 Compared to the Calendar Year 1999

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

Net Premiums Earned:

	Year Ended December 31,		Increase (Decrease) 2000 to 1999
	2000	1999	Amount	%
Transportation lines	$49,978	$45,246	$4,732	10.5%
Other Commercial lines	13,786	17,221	(3,435)	(19.9)
Hospitality lines	8,487	7,116	1,371	19.3
Personal lines	11	94	(83)	(88.3)

Totals	$72,262	$69,677	$2,585	3.7%

    Transportation lines, which consists of taxi and limousine liability and physical damage programs, grew during 2000 as a result of American Country's geographic expansion into additional states. Total premium revenues generated by transportation lines grew 10.5% to $50.0 million in 2000 as compared to $45.2 million in 1999. In 2000, revenues generated outside of Illinois increased from $11.7 million or 25.8% in 1999 to $18.8 million or 37.6% in 2000. This increase is attributable to the programs in Connecticut, Indiana, Michigan, Minnesota, New York and Wisconsin.

    Premium revenues generated from American Country's other commercial lines decreased significantly in 2000 to $13.8 million from $17.2 million for 1999, a 19.9% decrease. This decrease is attributable to American Country's re-underwriting program and is also attributable to a quota share reinsurance agreement entered into on April 1, 2000. Under the treaty, American Country ceded 30% of the commercial lines premium for the 2nd quarter, and 50% of the commercial lines premium for the 3rd and 4th quarters.

    American Country's hospitality lines experienced the largest percentage growth in premium revenues over other lines, increasing over 19% to $8.5 million in 2000 as compared to $7.1 million in 1999. The hospitality program accomplished its significant growth outside of Illinois by expanding into the states of Massachusetts, Michigan, Minnesota, New Jersey and Pennsylvania. The increase was offset by a quota share reinsurance agreement entered into on April 1, 2000. Under the treaty, American Country ceded 30% of the hospitality lines premium for the 2nd quarter, and 50% of the hospitality lines premium for the 3rd and 4th quarters.

    Net investment income increased $904,000 or 11.9% during 2000, primarily due to increased yields on bonds held during 2000. Income earned on invested assets amounted to $8.5 million during 2000 as compared to $7.6 million for 1999, again the result of increased yield on the bond portfolio. Realized losses for 2000 decreased $148,000, a 43.3% decrease from 1999. This is the result of management's focus on investment income rather than total return. Investment expenses for 2000 increased $7,000 or 1.1% as compared to 1999.

    Other income, which consists of interest and fees earned on premium financing activities remained flat at $217,000 in 2000 as compared to $215,000 for 1999.

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

	Statutory Combined Ratio Year Ended December 31,		GAAP Combined Ratio Year Ended December 31,
	2000	1999	2000	1999
Losses	75.5%	74.1%	75.5%	74.1%
Loss Adjustment Expenses (LAE)	19.0	17.2	19.0	17.2

Losses and LAE	94.5	91.3	94.5	91.3
Policy acquisition, other Underwriting expenses	22.6	19.4	22.1	20.1

Total combined ratio	117.1%	110.7%	116.6%	111.4%

    Loss and loss adjustment expenses for 2000 increased from 91.3% of premium revenues in 1999 to 94.5% for 2000. This increase is attributable to higher claims activity in all lines.

    Transportation lines loss ratio declined in 2000 to 80.1% as compared to 80.3% for 1999. This decrease is attributable to lower claims activity in the State of Illinois.

    The loss ratio for commercial lines increased substantially in 2000 to 142.9% from 115.0% in 1999. This is primarily due to adverse development in American Country's Workers Compensation and commercial package business. Additionally, the quota share reinsurance agreement is a loss only treaty. Therefore American Country incurs all of the loss adjustment expense, which results in an increase in the loss ratio. American Country believes that the commercial lines products are currently under-priced, even with the current hardening of the market, and therefore American Country has decided to non-renew its contractor commercial lines business and refocus its underwriting efforts in the public livery lines.

    The ratio for losses and LAE for hospitality lines increased to 98.9% in 2000 from 92.7% in 1999. This is primarily due to three substantial fire losses during the year. Additionally, the quota share reinsurance agreement is a loss only treaty. Therefore, American Country incurs all of the loss adjustment expense, which results in an increase in the loss ratio.

    Policy acquisition costs increased $550,000 or 5.3% during 2000. The increase is attributable to additional acquisition expenses being incurred in connection with American Country's geographical expansion into new states and increased costs, primarily commissions paid to producers. Due to premium deficiencies in the commercial lines, certain expenses were not capitalized, but rather immediately expensed.

    Administrative and general expenses increased 45.8% in 2000 as a result of higher corporate expenses incurred. The increase is also due to a reduction in the amount of expenses capitalized as deferred acquisition costs. Expenses that are not capitalized are included in administrative and general expenses. Interest expense for 2000 increased by $239,000 to $823,000, due to a lump sum interest payment due on the revolving credit agreement, and also due to increased interest rates.

The Calendar Year 1999 Compared to the Calendar Year 1998

    The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

Net Premiums Earned:

	Year Ended December 31,		Increase (Decrease) 1999 to 1998
	1999	1998	Amount	%
Transportation lines	$45,246	$31,028	$14,218	45.8%
Other Commercial lines	17,221	19,677	(2,456)	(12.5)
Hospitality lines	7,116	5,133	1,983	38.6
Personal lines	94	297	(203)	(68.3)

Totals	$69,677	$56,135	$13,542	24.1%

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

    Premium revenues for personal lines decreased from $297,000 for 1998 to $94,000 for 1999, a decrease of 68.3%. The decrease is attributable to the reinsurance agreement entered into at the beginning of 1998, pursuant to which nearly all of American Country's personal lines business was reinsured by Ohio Casualty and to American Country's decision to cease marketing personal lines business and to cease accepting personal lines business from independent agents.

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

    The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

	Statutory Combined Ratio Year Ended December 31,		GAAP Combined Ratio Year Ended December 31,
	1999	1998	1999	1998
Losses	74.1%	64.8%	74.1%	64.8%
Loss Adjustment Expenses (LAE)	17.2	14.8	17.2	14.8

Losses and LAE	91.3	79.6	91.3	79.6
Policy acquisition, other Underwriting expenses	19.4	21.3	20.1	23.0

Total combined ratio	110.7%	100.9%	111.4%	102.6%

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

    Losses and LAE for personal lines during 1999 increased to $861,000 compared to ($48,000) in 1998, primarily due to the expiration of the expense-sharing component of the reinsurance agreement with Ohio Casualty.

    Policy acquisition costs increased $1.6 million or 17.9% during 1999. However, when expressed as a percentage of premium revenues, policy acquisition costs decreased from 15.7% in 1998 to 14.8% for 1999. This indicates that the increase in policy acquisition costs is attributable to substantial premium growth rather than increased commission rates paid to producers.

    Administrative and general expenses decreased 12.0% in 1999 as a result of lower general expenses incurred in connection with the operating activities of American Country. The decrease is attributable to cost saving initiatives begun during the fourth quarter of 1997 and continued through 1999, primarily due to higher productivity per employee. The number of full-time employees increased by only 5.6%, as compared to an 18.6% increase in revenue for 1999. Interest expense for 1999 increased by $93,000 to $584,000, due to increased borrowings.

Asset Portfolio Review

    At December 31, 2000, the Company's total assets of $189.7 million was comprised of the following: cash and investments, 77.4%; reinsurance recoverables, 12.0%, premiums receivable, 2.8%; deferred expenses (policy acquisition costs and deferred taxes) 4.5%; fixed assets, 0.3%; and other assets, 3.0%.

    The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. As a result, its investment portfolio consists primarily of fixed income debt securities of which the vast majority are rated as investment grade. The investment portfolio has a carrying value of $126.4 million and constitutes 98% of the Company's fixed maturity investments.

    At December 31, 2000 and 1999, the Company's fixed asset maturity securities included mortgage-backed bonds of $46.1 million and $35.4 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments can cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in gain or yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

    At December 31, 2000, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

S&P/Moody's Rating	Amount Market Value	Percent of Portfolio
AAA/Aaa (including US Treasuries of $8,476)	$50,919	40.3%
AA/Aa	16,362	12.9
A/A	39,486	31.2
BBB/Ba	14,167	11.2
All other	5,523	4.4

Total	$126,457	100.0%

    The Company does not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. The Company employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are monitored. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rates movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $126.4 million, the long term fixed maturity investment portfolio has an average maturity of 5.2 years and an indicated duration of 3.41 years. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 3.5%, or $4.8 million. These possible declines in values for bond portfolios would affect negatively the common stockholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

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

    On December 27, 2000, the Company sold 814,286 Units and 405,000 shares of Series A convertible preferred stock in a private placement exempt from registration under Regulation D of the Securities Act. Janney Montgomery Scott LLC, an investment banking firm, acted as placement agent. The proceeds of the private placement were $5,475,000 with the Company receiving $5,251,000 and Janney Montgomery Scott receiving $193,500 for their services as placement agent. The Company applied the proceeds toward working capital and general corporate purposes.

    The Company maintains a liquid operating position and follows investment guidelines that are intended to provide acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and maintaining a sufficient margin of capital and surplus to ensure American Country's unimpaired ability to write insurance.

    Cash flow generated from operations for the year ended December 31, 2000 and 1999 was $3.3 million and $3.3 million respectively, which amounts were adequate to meet all obligations during the periods. The level of operating cash flow for the years ended December 31, 2000 and December 31, 1999 is primarily related to increases in premiums and increases in loss reserves for each of the two years.

    On October 5, 1999, the Board of Directors signed an agreement with The Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the first installment of $1.0 million is due April 30, 2002 and the term was extended to six years. The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

    In February 2001, the $7.0 million revolving credit agreement was reduced to $5 million. The revolving credit agreement has a maturity of 364 days, with a commitment fee of .25% per annum on the unused portion.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. The Company was in compliance with all covenants of the agreement as of December 31, 2000.

Income Taxes

    The Company files a consolidated return with its subsidiaries, and accordingly the Company has executed a tax sharing agreement, which requires the subsidiaries to pay the Company amounts equal to the federal income tax that would be payable if the subsidiaries filed on a stand-alone basis.

    Management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. The Company expects to generate sufficient taxable income to realize its loss and credit carryforwards within the statutory carryforward period. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully utilize recorded tax benefits.

Regulation

    In their ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and financial statement changes. The NAIC has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

Regulatory Event	Ratio of Total Adjusted Capital to Authorized Control Level RBC (Less Than or Equal to)
Company action level	2*
Regulatory action level	1.5
Authorized control level	1
Mandatory control level	0.7

*
Or, 2.5 with negative trend.

    The ratios of total adjusted capital to authorized control level RBC for American Country were in excess of their required amounts at both December 31, 2000 and 1999.

    The NAIC recently completed its process of recodifying statutory accounting practices ("codification"), the result of which is the only source of "prescribed" statutory accounting practices after adoption by the state of domicile. Codification will be adopted by the State of Illinois and be implemented in 2001, which will change, to some extent, prescribed, statutory accounting practices, and may result in changes in the Company's insurance subsidiary's statutory surplus.

    The purpose of these regulatory efforts at all levels is to improve the monitoring of insurer solvency. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately capitalized to compete in an environment of more stringent regulation.

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

    Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The Company disclaims any obligation to update forward-looking information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index to Financial Statements on Page F-1.

SUPPLEMENTAL DATA

Unaudited Quarterly Results of American Country Holdings Inc. and Subsidiaries

    The following is a summary of unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share data):

	2000				1999
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net premiums earned	$17,743	$20,307	$19,778	$14,434	$14,552	$17,758	$17,707	$19,660
Total net investment income	2,038	2,061	2,141	2,282	1,836	$1,830	1,918	2,033
Income before income tax	494	493	(1,256)	(4,050)	437	389	456	(2,324)
Net income (loss)	399	410	(880)	(2,278)	525	358	181	(1,139)
Per share data: Basic earnings per common share	.05	.05	.(11)	.(28)	.06	.04	.02	(.13)
Diluted earnings per common share	.05	.05	.(11)	.(27)	.06	.04	.02	(.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company had no changes in nor disagreements with accountants on accounting and financial disclosure for the periods presented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

Name	Age	Office
Martin L. Solomon	64	Director
John A. Dore	50	Chairman of the Board, President, CEO and Director
Edwin W. Elder III	58	Director
William J. Barrett	61	Director
Karla M. Violetto	33	Vice President and Chief Financial Officer
Wilmer J. Thomas, Jr.	74	Director
Richard H. Konrad	48	Director
Ronald Jay Gold	59	Secretary

    Martin L. Solomon served as the Chairman and Chief Executive Officer and a director of the Company from July 1997 until August 2000, when he became Co-Chairman. He has been a private investor since 1990. From 1988 to 1990 he was a Managing Director and general partner of Value Equity Associates, I, L.P., an investment partnership. From 1985 to 1987, Mr. Solomon was an investment analyst and portfolio manager with Steinhardt Partners, an investment partnership. From 1985 to 1996, Mr. Solomon was a Director and Vice-Chairman of the Board of Great Dane Holdings, Inc., a company engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance. Since 1990, Mr. Solomon has been a Director of XTRA Corp., a lessor of truck trailers, marine containers, and intermodal equipment. In May 1996 he was appointed a Director of Hexel Corp. and, since June 1997, Mr. Solomon has been a Director of Telephone and Data Systems, Inc., a diversified telecommunications service company with established wireless and wireline operations. Effective March 1999, Mr. Solomon was named a director of MFN Financial Corporation, a consumer finance company. Mr. Solomon is also a director of various privately held corporation and civic organizations.

    John A. Dore was appointed Co-Chairman and Chief Executive Officer of the Company in August 2000. In February 2001, Mr. Dore was appointed to the additional positions of Chairman and President. From 1990-1998, Mr. Dore was President and Chief Executive Officer of Financial Institutions Insurance Group Ltd. and its successor company, Dearborn Risk Management Inc. From 1998-1999, Mr. Dore was Executive Vice President and Director of Gryphon Holding, Inc. Mr. Dore is a director of Dearborn Risk Management Inc. and Realm National Insurance Company. Mr. Dore has a B.A. from Yale University and an MBA from Northwestern University's Kellogg Graduate School of Management.

    Edwin W. Elder served as President and a director of American Country from 1993 until February of 2001. Mr. Elder has served as a director of the Company since July 1997. From 1985 to 1993, Mr. Elder served as Senior Vice President of Operations for Employer's Health Insurance Company and IDS Property Casualty. Mr. Elder has 29 years of experience in the insurance industry and started his career with State Farm Insurance Company after leaving the United States Army, where he attained the rank of Captain. He is a CPCU and an FLMI.

    William J. Barrett served as a director of the Company, and its predecessors since January 1992. Mr. Barrett has been employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. Mr. Barrett is a director of the following publicly held corporations: Supreme Industries, Inc., a specialized truck body manufacturer; TGC Industries, Inc., a provider of geophysical services to the oil and gas industries; and serves as the Chairman of the Board of Rumson-Fairhaven Bank and Trust Company, a New Jersey community bank. Mr. Barrett served as the Secretary of the Company from August 1992 until March 9, 1999.

    Karla M. Violetto was appointed Vice President and Chief Financial Officer of American Country in March, 2000. Ms. Violetto has 13 years of experience in the insurance industry. Prior to joining American Country as Manager, Corporate Reporting and Financing in July of 1999, Ms. Violetto was a senior associate at PricewaterhouseCoopers, LLP. Ms. Violetto received her bachelor's degree in accountancy from De Paul University in 1989 and is a certified public accountant.

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

    Richard H. Konrad is a private investor and management consultant. He has served as a director of the Company since February 15, 2001. From 1989 to 2000, Mr. Konrad was a director and Vice President of Lincluden Management Limited, a Canadian investment counseling firm, and affiliate of United Asset Management. From 1983 to 1989, Mr. Konrad was a portfolio manager, vice-president and director of Sceptre Investment Counsel, a Canadian investment management firm. He is a Chartered Financial Analyst and has served as a member of shareholder advisory councils to a number of publicly traded corporations.

    Ronald J. Gold became Secretary of the Company on March 9, 1999. Mr. Gold has been an attorney for Jesmer & Harris, the in-house law firm of American Country since 1968. Since 1993, he has served as the Secretary of American Country and the senior attorney in American Country's legal department.

    All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

ITEM 11. EXECUTIVE COMPENSATION.

    For information regarding executive compensation, reference is made to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    For information regarding security ownership of certain beneficial owners and management, reference is made to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For information regarding certain relationships and related transactions, reference is made to the Registrant's definitive Proxy Statement for its annual meeting of stockholders to be held on June 7, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 which is incorporated herein by reference.

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

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES
Year Ended December 31, 2000

AMERICAN COUNTRY HOLDINGS INC.
Chicago, Illinois

Item 14.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
American Country Holdings Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 22, 2001 appearing under Item 14(a)(1) of this Form 10-K also included audits of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PricewaterhouseCoopers LLP
                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 22, 2001

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED BALANCE SHEET

(Parent Company Only)

(In Thousands, except per share data)

	December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$5,179	$202
Investments in subsidiaries:
American Country Insurance Company	49,791	44,147
American Country Financial Services Corp.	1,369	1,931
American Country Professional Services Corp.	23	(8)
Deferred Income Taxes	505	—
Income taxes recoverable	2,019	—
Due from subsidiaries	411	1,441
Prepaid Expenses	166	47

Total assets	$59,463	$47,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued expenses	$104	$159
Income taxes payable	—	(333)
Notes payable-from subsidiary	5,788	—
Deferred income taxes	—	74
Note payable	10,750	11,150

Total liabilities	16,642	11,050
Stockholders' equity:
Common stock—$.01 par value. Authorized 60,000,000 shares
Issued and outstanding: 2000—9,041,237; 1999—8,011,303	90	80
Preferred stock
Authorized—2,000,000 shares Issued and outstanding shares: 2000—405,000; 1999—0	41	—
Additional paid in capital	42,828	37,104
Accumulated other comprehensive income	902	(1,784)
Retained earnings (deficit)	(1,040)	1,310

Total equity	42,821	36,710

Total liabilities and stockholders' equity	$59,463	$47,760

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

(In Thousands)

	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
REVENUES
Net investment income	$73	$39	$3
Management fees from subsidiaries	970	900	900

Total Revenues	1,043	939	903

EXPENSES
General and administrative expenses	743	580	737
Interest expense	828	584	579

Total Expenses	1,571	1,164	1,316

Loss before income tax benefit and equity in undistributed income of subsidiaries	(528)	(225)	(413)
Income tax expense (benefit)	(736)	114	(649)

Income (Loss) before equity in undistributed income of subsidiaries	208	(339)	236
Undistributed income of subsidiaries	(2,558)	264	5,141

Net income (Loss)	$(2,350)	$(75)	$5,377

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Only)

(In Thousands)

	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
Net cash used in operating activities	$(98)	$(1,670)	$(4,667)
Investing Activities:
Dividend from subsidiary	700	—	—
Capital contribution to subsidiary	(1,000)	—	(10)

Net cash used in investing activities	(300)	—	(10)
Financing activities:
Proceeds from (repayment of) note payable	(400)	1,850	4,500
Issuance of common and preferred stock	5,487	—	—
Exercise of options and warrants	288	—	16

Net cash provided by financing activities	5,375	1,850	4,516

Net increase (decrease) in cash	4,977	180	(161)
Cash at beginning of year	202	22	183

Cash at end of year	$5,179	$202	$22

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(Parent Company Only)

(In Thousands)

	Number of Shares	Common Stock	Number Of Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 1998	8,009	$80	0	$0	$37,088	$1,963	$(3,991)	$35,140
Comprehensive income, net of tax:
Net income	0	0	0	0	0	0	5,376	5,376
Change in net unrealized investment gains (net of applicable income tax of $862)	0	0	0	0	0	1,558	0	1,558
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $(503))	0	0	0	0	0	(976)	0	(976)
Other	0	0	0	0	0	8	0	8

Total comprehensive income								5,966
Issuance of additional shares upon exercise of options and warrants	2	0	0	0	16	0	0	16

Balance at December 31, 1998	8,011	$80	0	$0	$37,104	$2,553	$1,385	$41,122
Comprehensive income, net of tax:
Net income	0	0	0	0	0	0	(75)	(75)
Change in net unrealized investment gains (net of applicable income tax of ($2,160))	0	0	0	0	0	(4,522)	0	(4,522)
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $116)	0	0	0	0	0	226	0	226
Other	0	0	0	0	0	(41)	0	(41)

Total comprehensive income								(4,412)
Issuance of additional shares upon exercise of options and warrants	0	0	0	0	0	0	0	0

Balance at December 31, 1999	8,011	$80	0	$0	$37,104	($1,784)	$1,310	$36,710
Comprehensive income, net of tax:
Net income	0	0	0	0	0	0	(2,350)	(2,350)
Change in net unrealized investment gains (net of applicable income tax of $1,710)	0	0	0	0	0	2,814	0	2,814
Less: Elimination of realized gains included in income as reported (net of applicable income tax of ($66))	0	0	0	0	0	(128)	0	(128)

Total comprehensive income	0	0	0	0	0	0	0	336
Issuance of additional common shares and preferred shares pursuant to the private placement	814	8	405	41	5,202	0	0	5,251
Issuance of additional shares upon exercise of options and warrants	100	1	0	0	287	0	0	288
Issuance of additional shares to employee benefit plans	116	1	0	0	235	0	0	236

Balance at December 31, 2000	9,041	$90	405	$41	$42,828	$902	$(1,040)	$42,821

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

(Parent Company Only)

Notes to Condensed Financial Statements

    1.  These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV—REINSURANCE

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

					Col. E
Col. A	Col. B	Col. C		Col. D	Percentage of Amount Assumed to Net
Description	Direct	a Ceded to Other Companies	b Assumed from Other Companies	Net Amount
Year ended December 31, 2000
Premiums written	$84,177	$18,539	$1,315	$66,953	2.0%
Year ended December 31, 1999
Premiums written	$76,027	$3,972	$1,928	$73,983	2.6%
Year ended December 31, 1998
Premiums written	$65,180	$11,210	$2,891	$56,861	5.1%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	(A) Deductions (Describe)	Balance at End of Period
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(348)	$(120)		$82	$(386)
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(262)	$(120)		$34	$(348)
Year ended December 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(265)	$(96)		$99	$(262)

(A)
Amounts charged off less recoveries.

SCHEDULE VI—SUPPLMENTAL INFORMATION

CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

	December 31,				Year Ended December 31,
			Col. D				Col. H
Col. A	Col. B	Col. C		Col. E	Col. F	Col. G			Col. I	Col. J	Col. K
			Discount, if any, Deducted in Column C				Loss and Loss Adjustment Expenses
		Reserves for Unpaid Loss and Claim Adjustment Expenses
									Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Adjustment Expenses
Period	Deferred Policy Acquisition			Unearned Premiums	Earned Premiums	Total Net Investment Income	Incurred Current Year	Related to Prior Year			Premiums Written
2000
Transportation	$1,630	$71,444	—	$8,937	$49,978	$4,467	$41,870	$(1,819)	$7,165	$32,904	$49,301
Hospitality	773	10,170	—	4,241	8,487	686	7,808	583	1,547	6,400	7,131
Commercial	782	31,660	—	4,286	13,786	1,771	16,048	3,652	2,218	21,126	10,521
Other	0	1,420	—	0	11	0	155	20	2	865	0
Not allocated	0	0	—	0	0	1,598	0	0	0	0	0

Totals	3,185	114,694	—	17,464	72,262	8,522	65,881	2,436	10,932	61,295	66,953

1999
Transportation	1,296	61,023	—	8,557	45,246	3,429	36,568	(211)	5,761	29,095	48,590
Hospitality	868	7,553	—	3,915	7,116	513	5,973	625	1,170	3,382	7,930
Commercial	1,084	33,248	—	6,244	17,221	1,779	16,415	3,385	3,441	18,916	17,388
Other	3	2,669	—	12	94	140	271	590	5	1,337	75
Not allocated	0	0	—	0	0	1,757	0	0	0	0	0

Totals	3,251	104,493	—	18,728	69,677	7,618	59,227	4,389	10,377	52,730	73,983

1998
Transportation	406	49,357	—	2,982	31,028	2,878	23,399	813	3,141	21,880	33,694
Hospitality	629	4,092	—	3,124	5,133	832	4,390	(292)	1,228	2,817	6,489
Commercial	1,314	35,565	—	8,032	19,677	3,253	16,023	298	3,694	20,502	19,270
Other	7	3,403	—	323	297	171	432	(384)	741	2,988	(2,592)
Not allocated	0	0	—	0	0	200	0	0	0	0	0

Totals	$2,356	$92,417	—	$14,461	$56,135	$7,134	$44,244	$434	$8,804	$48,187	$56,861

    Investment income is allocated to segments based on each segment's percentage of insurance reserves. Investment income not allocated to segments includes investment income allocable to capital and surplus and realized gains and losses.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
American Country Holdings Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of American Country Holdings Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 22, 2001

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(in thousands)
ASSETS
Investments (NOTES 2 AND 3):
Available-for-sale:
Fixed maturities—At fair value (amortized cost: 2000—$125,346; 1999—$129,526)	$126,457	$126,297
Equity securities—At fair value (cost: 2000—$1,636; 1999—$353)	1,640	367
Collateral loans (at amortized cost, which approximates fair value)	2,005	2,721

Total investments	130,102	129,385
Cash and cash equivalents	16,790	4,973
Premiums receivable (net of allowance: 2000—$386; 1999 $348)	5,482	13,048
Reinsurance recoverable	22,880	15,233
Deferred income taxes	5,438	6,535
Income taxes receivable	2,018	—
Deferred policy acquisition costs	3,185	3,251
Accrued investment income	1,808	1,772
Property and equipment	633	832
Other assets	1,382	929

Total assets	$189,718	$175,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$114,694	$104,493
Unearned premiums	17,464	18,728
Note payable (NOTE 8)	10,750	11,150
Accrued expenses	3,070	3,179
Premium deposits	182	9
Drafts outstanding	737	2,023
Income taxes payable	—	(334)

Total liabilities	146,897	139,248
Commitments and contingent liabilities (NOTES 11 AND 12)
Stockholders' equity (NOTES 1 AND 7):
Common Stock—$.01 par value. Authorized—60,000,000 shares
Issued and outstanding shares: 2000—9,041,207; 1999—8,011,303	90	80
Preferred Stock Authorized—2,000,000 shares
Issued and outstanding shares: 405,000	41	—
Additional paid-in capital	42,828	37,104
Accumulated other comprehensive income (loss)	902	(1,784)
Retained earnings (deficit)	(1,040)	1,310

Total stockholders' equity	42,821	36,710

Total liabilities and stockholders' equity	$189,718	$175,958

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2000	1999	1998
	(in thousands, except per share data)
REVENUES
Premiums earned	$72,262	$69,677	$56,135
Net investment income	8,522	7,618	7,134
Net realized gains (losses) on investments	(194)	(342)	1,479
Other income	217	215	315

Total revenues	80,807	77,168	65,063
LOSSES AND EXPENSES
Losses and loss adjustment expenses	68,317	63,617	44,679
Amortization of deferred policy acquisition costs	10,932	10,377	8,804
Administrative and general expenses	5,878	4,216	4,619

Total losses and expenses	85,127	78,210	58,102

Income (loss) before income taxes	(4,320)	(1,042)	6,961
Provision for income tax (NOTE 5):
Current	(1,424)	125	1,374
Deferred	(546)	(1,092)	211

	(1,970)	(967)	1,585

Net income (loss)	$(2,350)	$(75)	$5,376

Basic and dilutive earnings per share	$(0.29)	$(.01)	$.67

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Number of Shares	Common Stock	Number of Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 1998	8,009	$80	0	$0	$37,088	$1,963	$(3,991)	$35,140
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	5,376	5,376
Change in net unrealized investment gains (net of applicable income taxes of $862)	0	0	0	0	0	1,558	0	1,558
Less: Elimination of realized gains included in income as reported (net applicable income tax of $(503))	0	0	0	0	0	(976)	0	(976)
Other	0	0	0	0	0	8	0	8

Total comprehensive income								5,966
Issuance of additional shares upon exercise of options and warrants	2	0	0	0	16		0	16

Balance at December 31, 1998	8,011	$80	0	$0	$37,104	$2,553	$1,385	$41,122
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(75)	(75)
Change in net unrealized investment gains (net of applicable income taxes of $(2,160))	0	0	0	0	0	(4,522)	0	(4,522)
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $116)	0	0	0	0	0	226	0	226
Other	0	0	0	0	0	(41)		(41)

Total comprehensive income								(4,412)
Issuance of additional shares upon exercise of options and warrants	0	0	0	0	0	0	0	0

Balance at December 31, 1999	8,011	$80	0	$0	$37,104	$(1,784)	$1,310	$36,710
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(2,350)	(2,350)
Change in net unrealized investment gains (net of applicable income taxes of $1,710)	0	0	0	0	0	2,814	0	2,814
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $(66))	0	0	0	0	0	(128)	0	(128)

Total comprehensive income	0	0	0	0	0	0	0	336
Issuance of additional common shares and issuance of preferred shares pursuant to Private Placement	814	8	405	41	5,202	0	0	5,251
Issuance of additional shares upon exercise of options and warrants	100	1	0	0	287	0	0	288
Issuance of additional shares to employee benefit plans	116	1	0	0	235	0	0	236

Balance at December 31, 2000	9,041	$90	405	$41	$42,828	$902	$(1,040)	$42,821

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2000	1999	1998
	(in thousands)
OPERATING ACTIVITIES
Net income	$(2,350)	$(75)	$5,376
Adjustments to reconcile net income to net cash provided by operating activities:
Change in premiums receivables and reinsurance recoverables	(81)	(7,499)	2,495
Change in reserve for unpaid losses and loss adjustment expenses	10,201	12,076	(6,670)
Change in reserve for unearned premiums	(1,264)	4,267	1,048
Amortization of deferred policy acquisition costs	10,932	10,377	8,804
Deferred policy acquisition costs capitalized	(10,866)	(11,273)	(8,614)
Net realized losses (gains) on investments	194	342	(1,479)
Provision for depreciation	431	475	315
Change in accrued expenses	(1,222)	(5,383)	(647)
Change in income taxes payable	(1,684)	(724)	(2,229)
Change in other assets and liabilities	(1,033)	717	1,991

Net cash provided by operating activities	3,258	3,300	390

INVESTING ACTIVITIES
Fixed maturities Available-for-sale:
Purchases	(172,910)	(155,717)	(193,727)
Sales	167,030	133,926	174,614
Maturities, calls, and prepayments	9,778	13,803	15,855
Equity securities Available-for-sale:
Purchases	(1,283)	—	—
Sales	—	—	—
Maturities, calls, and prepayments	—	—	1,238
Net sales of short-term investments	—	—	7
Sale or maturity of other investments	2,011	564	262
Net issuance of collateral loans and other investments	(1,442)	(3,106)	(1,301)

Net cash provided (used) by investing activities	3,184	(10,530)	(3,052)

FINANCING ACTIVITIES
Proceeds from note payable	(400)	1,850	4,500
Issuance of common stock and preferred stock	5,487	—	—
Options and warrants exercised	288	—	16
Dividends paid to stockholders	—	—	—

Net cash and cash equivalents provided by financing activities	5,375	1,850	4,516

Net increase (decrease) in cash and cash equivalents	11,817	(5,380)	1,854
Cash and cash equivalents at beginning of year	4,973	10,353	8,499

Cash and cash equivalents at end of year	$16,790	$4,973	$10,353

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION.

Nature of Operations

    American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which has as its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency Inc. Through its subsidiaries, the Company conducts business as a specialty property and casualty insurer, provides premium financing and collateralized loans for certain of American Country's customers. Through its subsidiaries, the Company will provide underwriting management and third party claims administration to other insurance companies in the future.

    American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for transportation, hospitality and other commercial lines. American Country previously wrote a nominal amount of personal lines automobile and homeowners insurance. This business is currently being run-off. American Country's specialty public livery coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs. American Country has extended its geographic coverage as part of its expansion program for the transportation lines. American Country is licensed in the states of Connecticut, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, New York, Pennsylvania, Wisconsin, and in the District of Columbia and intends to pursue licenses in Kansas, Missouri, Nevada, Maryland, Ohio and Virginia. American Country also is admitted as an excess and surplus lines carrier in 21 states.

    American Country writes transportation, hospitality and other commercial lines insurance. Transportation lines, which include automobile liability and physical damage coverages for taxicabs and limousines, accounted for 67.1% of total gross premiums written in 2000. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 14.8% of total gross premiums written in 2000. Commercial lines, which include multi-peril risks, workers' compensation and automobile liability and physical damage, accounted for 18.1% of total gross premiums written in 2000. American Country's business is written by salaried employees and through approximately 25 independent insurance producers located in the states in which American Country is licensed.

    Financial Services operates principally as a premium finance company.

    Professional Services provides collateralized loans to certain of American Country's larger customers, and is licensed as a third party claims administrator.

    American Country Underwriting Agency was created in December 2000 to operate as a managing general underwriter.

    A discussion of operating segments is contained in Note 14 of the financial statements that are included in Item 14 of this Report on Form 10-K.

2.  SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

    The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts and operations of ACHI and its wholly owned subsidiaries, American Country, Financial Services and Professional Services. Significant intercompany accounts and transactions have been eliminated. American Country maintains its records in accordance with accounting practices prescribed or permitted by the Illinois Department of Insurance. In consolidating American Country, adjustments have been made to conform its accounts to GAAP.

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

Deferred Policy Acquisition Costs

    Costs of acquiring new business, principally commissions and premium taxes, are deferred, subject to recoverability, and amortized as the related premium is earned. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. In 2000, approximately $500,000 of deferred policy acquisition costs related to American Country's commercial lines business was written-off as unrecoverable.

Investments

    The Company follows Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires categorization of fixed maturities either as held to maturity, available for sale, or trading and equity securities as available for sale or trading.

    Fixed maturities (bonds and redeemable preferred stocks) that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common stocks and nonredeemable preferred stocks) are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on fixed maturities available for sale and equity securities are excluded from income and are recorded directly to stockholders' equity as accumulated other comprehensive income, net of related deferred income taxes. The Company has not classified any fixed maturity or equity securities as trading. The Company does not hold any fixed maturities as held-to-maturity.

    Collateral loans are carried at amortized cost, which approximates fair value. Short-term investments are carried at cost, which approximates fair value, and include investments with maturities of less than one year at the date of acquisition.

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

    At December 31, 2000, the Company did not own or utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its debt obligations. The Company does not expect to be impacted by Statement of Financial Accounting Standards No. 133.

Income Taxes

    The Company files a consolidated return with its subsidiaries, and accordingly the Company has executed a tax sharing agreement, which requires the subsidiaries to pay the Company amounts equal to the federal income tax that would be payable if the subsidiaries filed on a stand-alone basis.

    Management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. The Company expects to generate sufficient taxable income to realize its loss and credit carryforwards within the statutory carryforward period. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully utilize recorded tax benefits.

Property and Equipment

    Property and equipment, primarily data processing equipment and leasehold improvements, are reported at depreciated cost, with depreciation recorded on a straight-line basis with lives of five years for data processing equipment and a range of six to eleven years for leasehold improvements. Accumulated depreciation amounted to $3,639,000 and $3,447,000 at December 31, 2000 and 1999, respectively. Depreciation expense amounted to $346,000, $346,000 and $315,000 for the years 2000, 1999 and 1998 respectively.

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

    On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding shares after the reverse stock split represented approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding has been restated for all periods presented.

Earnings per share is calculated as follows (in thousands, except per share data):

	Year Ended December 31
	2000	1999	1998
Net income	(2,350)	(75)	$5,376

Weighted average basic shares outstanding	8,087	8,011	8,010
Shares for options and warrants	115	9	62

Dilutive shares outstanding	8,202	8,020	8,072

Basic earnings per share	$(0.29)	$(.01)	$.67

Dilutive earnings per share	$(0.29)	$(.01)	$.67

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

Reclassification

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation.

3.  INVESTMENTS

    The components of net investment income are as follows:

	Year Ended December 31
	2000	1999	1998
Fixed maturities	$8,347	$7,568	$7,313
Equity securities	124	30	64
Short-term investments	238	456	331
Other	491	232	128

Gross investment income	9,200	8,286	7,836
Investment expenses	678	668	702

Net investment income	$8,522	$7,618	$7,134

    Realized gains (losses) on investments are as follows:

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Fixed maturities:
Gross gains	$1,524	$760	$1,661
Gross losses	(1,718)	(1,102)	(286)
Equity securities:
Gross gains	—	—	111
Gross losses	—	—	(7)

Net realized gains (losses) on investments	$(194)	$(342)	$1,479

    The components of net unrealized investment gains, included in accumulated other comprehensive income, are as follows:

	December 31,
	2000	1999	1998
	(in thousands)
Fixed maturities available-for-sale	$1,111	$(3,230)	$3,077
Equity securities available-for-sale	4	14	48
Deferred tax credit (charge)	(213)	1,431	(613)

Net unrealized investment gains (losses)	$902	$(1,785)	$2,512

    In connection with an acquisition, the tax basis of certain assets and liabilities changed. As a result, the deferred tax charges related to the net unrealized investment gains at December 31, 2000, 1999 and 1998 do not represent the corporate federal income tax rate of 34%, because the tax basis of these securities was changed to equal the market value on the acquisition date. As these securities are sold or mature, the deferred taxes will approach the federal income tax rate of 34%.

    The changes in net unrealized investment gains (losses) are as follows:

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Fixed maturities available-for-sale	$4,340	$(6,306)	$1,028
Equity securities available-for-sale	(10)	(35)	(87)
Deferred tax credit (charge)	(1,644)	2,044	(359)

Total	$2,686	$(4,297)	$582

    The following is a summary of available-for-sale securities:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
DECEMBER 31, 2000
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
U.S. government	$3,596	$184	$—	$3,780
States and political subdivision	1,987	81	—	2,068
Foreign governments	1,281	5	9	1,277
Corporate securities	72,379	1,545	755	73,169
Mortgage-backed securities	46,103	303	243	46,163

Total fixed maturities	125,346	2,118	1,007	126,457
Equity securities	1,636	37	33	1,640

Total	$126,982	$2,155	$1,040	$128,097

DECEMBER 31, 1999
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
U.S. government	$12,750	$82	$191	$12,641
States and political subdivision	30,620	164	552	30,233
Foreign governments	1,299	2	40	1,261
Corporate securities	48,203	204	1,627	46,781
Mortgage-backed securities	36,654	1	1,273	35,381

Total fixed maturities	129,526	452	3,682	126,297
Equity securities	353	39	25	367

Total	$129,879	$491	$3,707	$126,664

    The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 2000, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,859	$3,853
Due after one year through five years	39,108	39,680
Due after five years through ten years	26,055	26,019
Due after ten years	10,221	10,742
Mortgage-backed-securities	46,103	46,163

Total	$125,346	$126,457

    At December 31, 2000, investments in fixed maturities with an admitted asset value of $2,297,000 were on deposit with state insurance departments to satisfy regulatory requirements.

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
All Casualty Business (including workers' compensation)
The reinsurer pays up to $3,650,000 in excess of American Country's retention of $350,000 per occurrence. A supplemental reinsurance agreement provides coverage of $8,000,000 per occurrence and per claimant on American Country's Workers' compensation program.

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

    Assumed and ceded reinsurance arrangements are summarized as follows:

	Year Ended December 31
	2000	1999	1998
ASSUMED REINSURANCE
Premiums written	$1,315	$1,928	$2,890
Premiums earned	1,661	2,352	1,870
Losses and LAE	3,116	2,385	1,437
Losses and LAE reserves*	4,454	4,503	3,097
Unearned premium reserves*	515	860	1,284
CEDED REINSURANCE
Premiums written	18,539	3,972	11,210
Premiums earned	14,493	4,011	10,888
Losses and LAE	12,530	7,116	5,300
Losses and LAE reserves*	16,323	13,141	11,952
Unearned premium reserves*	5,032	986	1,025

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

    The largest balance of ceded premiums by American Country to any one reinsurer during 2000 was $19,062,000, or 22.3% of gross premiums written. This amount represents the placing of nearly all of the treaty reinsurance with General Reinsurance Corporation effective July 1, 1999. Although American Country remains ultimately responsible for the payment of losses and loss expenses, management does not believe that this presents an excess concentration of credit risk. The largest net amount recoverable from any one reinsurer was $16.7 million, or 8.8% of total assets. Although there may be a concentration of risk element in existence at December 31, 2000, the Company believes that this risk is manageable and not excessive as of that date.

5.  FEDERAL INCOME TAXES.

    The Company recognized a total income tax benefit of $1,970,000. This amount is comprised of current tax benefit of $1,424,000 and deferred tax benefit of $546,000.

    Reconciliation of the corporate federal income tax rate to the Company's effective income tax rates are as follows:

	Year Ended December 31
	2000	1999	1998
Corporate federal income tax rate	34%	34%	34%
Nontaxable investment income	9	44	(17)
Prior Year Return to Provision Adjustment	6	14	—
State income taxes	—	—	6
Other	(1)	—	—

Effective income tax rate	48%	92%	23%

    Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31
	2000	1999
	(in thousands)
Deferred tax assets:
Insurance reserves	$5,277	$5,509
Unrealized investment losses	—	1,430
Pension liability	307	389
Loss and Credit Carryforwards	811	305
Other	721	461

Total deferred tax assets	7,116	8,094
Deferred tax liabilities:
Policy acquisition costs	(1,081)	(1,105)
Unrealized investment gains	(213)	—
Other	(384)	(454)

Total deferred tax liabilities	(1,678)	(1,559)

Net deferred tax assets	$5,438	$6,535

    The Company files a consolidated return with its subsidiaries, and accordingly the Company has executed a tax sharing agreement, which requires the subsidiaries to pay the Company amounts equal to the federal income tax that would be payable if the subsidiaries filed on a stand-alone basis.

    Management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. The Company expects to generate sufficient taxable income to realize its loss and credit carryforwards within the statutory carryforward period. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully utilize recorded tax benefits.

    A net operating loss carryforward of $1,368,000, which was generated in 2000, will expire in 2020. An alternative minimum tax credit of $346,400 was generated in 1999 and 1998.

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES.

    The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE:

	Year Ended December 31
	2000	1999	1998
	(in thousands)
Balance at January 1	$104,493	$92,417	$99,087
Less reinsurance recoverables	13,144	11,952	15,114

Net balance at January 1	91,349	80,465	83,973
Add net incurred claims related to:
Current year	65,881	59,227	44,244
Prior years	2,436	4,389	434

Total net claims incurred	68,317	63,616	44,678
Deduct net claims paid related to:
Current year	22,159	18,368	15,231
Prior years	39,136	34,364	32,955

Total net claims paid	61,295	52,732	48,186

Net balance at December 31	98,371	91,349	80,465
Plus reinsurance recoverables	16,323	13,144	11,952

Balance at December 31	$114,694	$104,493	$92,417

    The $2,436,000 increase in prior years' reserves during 2000 is attributable to reserve strengthening for losses incurred in calendar year 1998, offset by an improvement in the development for calendar years prior to 1998. The adverse development is the result of the continued deterioration of the Workers' Compensation line, and is primarily due to increased medical costs and longer duration disabilities covered under these policies.

    The $4,389,000 increase in prior years' reserves during 1999 is attributable to reserve strengthening, including additional reserves for Workers' Compensation reserves of $3,500,000, for losses incurred in calendar years 1997 and prior. This is primarily due to increased medical costs and longer duration disabilities covered under these policies.

    The $434,000 increase in prior years' reserves during 1998 is attributable to reserve strengthening for losses incurred in calendar years 1997 and prior. This is primarily due to increased medical costs and longer duration disabilities covered under these policies.

7.  STOCKHOLDERS' EQUITY.

    Statutory accounting practices prescribed or permitted for American Country by regulatory authorities differ from generally accepted accounting principles. American Country's statutory-basis capital and surplus was $40,238,000, and $37,173,000 at December 31, 2000 and 1999, respectively, and American

Country's statutory-basis net income was $(3,061,149), $(2,036,115) and $5,218,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

    American Country files statutory-based financial statements with state insurance departments in all states in which American Country is licensed. On January 1, 2001, significant changes to the statutory basis of accounting will become effective. The cumulative effect of these changes, known as Codification guidance, will be recorded as a direct adjustment to statutory surplus. The Company has not yet determined the expected effect of adoption. The Company expects that the statutory surplus of American Country after adoption will continue to be in excess of regulatory risk-based capital requirements.

    The purpose of these regulatory efforts at all levels is to improve the monitoring of insurer solvency. These regulatory initiatives, and the overall focus on solvency, may intensify the restructuring and consolidation of the insurance industry. While the impact of these regulatory efforts on the Company's operations cannot be quantified until enacted, the Company believes it will be adequately capitalized to compete in an environment of more stringent regulation.

    Property/casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of statutory capital and surplus maintained by a property/casualty insurance company is to be determined based on the various risk factors. At December 31, 2000, American Country exceeds the RBC requirements.

    The maximum amount of dividends that can be paid from American Country to ACHI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount available in 2000 is $4,023,800. American Country did not declare or pay dividends to ACHI during 2000.

    On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. Issued and outstanding shares after the reverse stock split represented approximately 13.37% of the total authorized number of shares. The number of common shares issued and outstanding has been restated for all periods presented.

    On December 27, 2000, the Company successfully completed a private placement which raised $5.25 million of additional capital, net of expenses. As a result of the private placement, 405,000 shares of convertible preferred stock and 814,286 units were issued.

    The preferred stock has a stated value of $10.00 and a 6% annual dividend payable quarterly. The preferred stock is convertible at any time into 5.7142 shares of common stock, subject to anti-dilution adjustment. The preferred stock is callable by the Company any time after December 27, 2002.

    Each unit consists of one share of common stock and one five-year Class A warrant. Each Class A Warrant allows the warrant holder to purchase one share of common stock at 10% above the unit offering price, or $1.925 per share, subject to anti-dilution adjustment, through December 27, 2005. The Class A Warrants are not currently registered, so there is no market for trading these warrants.

    At December 31, 2000, the Company had 2,054,129 common warrants (Nasdaq: ACHIW) outstanding. These warrants allow the warrant holder to purchase .728 shares of common stock at a price of $5.50 through August 31, 2002.

8.  DEBT.

    On October 5, 1999, the Board of Directors entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the first installment of $1.0 million is due April 30, 2002 and the term was extended to six years. The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

    In February 2001, the $7.0 million revolving credit agreement was reduced to $5 million. The revolving credit agreement has a maturity of 364 days, with a commitment fee of .25% per annum on the unused portion.

    The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. The Company was in compliance with all covenants of the agreement as of December 31, 2000.

9.  EMPLOYEE BENEFITS.

Retirement Plan

    Substantially all salaried employees of the Company who are at least 21 years of age are eligible to participate in a 401(k) retirement plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 8% of eligible compensation. Total contributions by the Company to the plan were $190,100, $368,000 and $135,000 in 2000, 1999 and 1998, respectively.

Pension Plan

    Prior to December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by its former Parent. Benefits were based on the employee's length of service and wages and minimum benefits, as defined by the plan. The former Parent's funding policy of the plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Pension cost allocated to the Company amounted to $54,000, $53,000 and $60,000 in 2000, 1999 and 1998.

    Effective December 31, 1997, upon resolution by the board of directors, the plan was frozen.

Post-Retirement Benefits

    In addition to the defined benefit plan and the 401(k) retirement plan, substantially all salaried employees of the Company are covered by a postretirement benefit plan. The plan is noncontributory and provides medical and life insurance benefits for employees who retire after attaining age 62 with 25 years of service. The net periodic post-retirement benefit costs during 2000, 1999 and 1998 were $85,000, $77,000 and $71,000 respectively. The accumulated post-retirement benefit costs at December 31, 2000, 1999 and 1998 were $744,000, $793,000 and $716,000 respectively.

    The changes in the projected benefit obligation are as follows (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2000	1999	1998	2000	1999	1998
Projected benefit obligation at beginning of year:	$2,748	$2,617	$2,677	$682	$638	$609
Increases (decreases) during the year attributable to:
Service cost	0	0	0	37	33	29
Interest cost	188	183	174	48	44	42
Actuarial (gains) losses	6	98	(130)	2	(8)	(17)
Benefits paid	(117)	(150)	(104)	(25)	(25)	(25)
Effect of curtailment	0	0	0	0	0	0
Net (decrease) increase for year	77	131	(60)	62	44	29

Projected benefit obligation at end of year	$2,825	$2,748	$2,617	$744	$682	$638

    The changes in the fair value of net assets available for plan benefits are as follows (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2000	1999	1998	2000	1999	1998
Fair value of net assets available for plan benefits at beginning of the year	$1,604	$1,560	$1,397	$0	$0	$0
Increases (decreases) during the year attributable to:
Actual return on plan assets	162	(2)	104	0	0	0
Sponsor contributions	200	196	163	0	0	0
Benefits paid	(117)	(150)	(104)	0	0	0
Net increase for year	245	44	163	0	0	0

Fair value of net assets available for plan benefits at the end of the year	$1,849	$1,604	$1,560	$0	$0	$0

    A reconciliation of the funded status of the plans is as follows (in thousands):

	Pension Benefits December 31,			Other Benefits December 31,
	2000	1999	1998	2000	1999	1998
Projected benefit obligations in excess of Plan Assets	$975	$1,144	$1,057	$767	$705	$638
Unrecognized prior service cost	0	0	0	0	0	8
Unrecognized net gain	72	0	135	(23)	88	0

Unfunded accrued pension liability recognized in the consolidated balance sheet	$903	$1,144	$1,192	$744	$793	$630

    Because the Pension Plan was frozen on December 31, 1997, American Country did not recognize service cost for 2000, 1999 or 1998. The components of annual net periodic benefit cost for the plans consisted of the following (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2000	1999	1998	2000	1999	1998
Service cost	$0	$0	$0	$37	$33	$29
Interest cost	188	183	174	48	44	42
Expected return on plan assets	(134)	(130)	(114)	0	0	0
Amortization of unrecognized transition liability	0	0	0	0	0	0
Curtailment gain	0	0	0	0	0	0

Net cost	$54	$53	$60	$85	$77	$71

    The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2000	1999	1998	2000	1999	1998
Settlement discount rates	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rates of compensation increase	—	—	—	—	—	—
Long-term rates of return on assets	8.00%	8.00%	8.00%	—	—	—

    The assumed health care trend rates for 2000 that were used to measure the expected cost of the benefits covered by the plan are 9.0% for individuals age 65 and younger and 8.0% for individuals age 64 and older. The trend rates are expected to decrease every year through 2007, when the expected rates are 5.5% for individuals age 65 and younger and 5.0% for individuals age 64 and older.

    The effect of a one-percentage point increase and decrease in the health care trend rates for each future year will result in the following:

	1-percentage point increase	1-percentage point decrease
Increase (decrease) of total service and interest cost components of post- retirement benefit expense	96	(77)
Increase (decrease) of post-retirement benefit obligation	757	(609)

10.  STOCK COMPENSATION PLANS.

  Stock Option Plan

    The Company currently maintains a Stock Option Plan (the "Plan"), as amended, under which options to purchase up to a maximum of 1,601,181 shares of common stock may be granted to officers and other key employees. Stock options granted under this Plan, which may be either incentive stock-options or nonqualified stock options for federal income tax purposes, expire up to ten years after the date of grant.

    In January 1998, additional stock options were granted to employees of the Company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. In January 1999, additional stock options were granted to employees of the company. These additional options have five-year terms and vest at 20% per year and become fully exercisable five years after the date of grant. In May, 1999, the stockholders of the Company approved an amendment of the Company's Stock Option Plan, whereby options to purchase 275,000 shares were granted to certain directors and officers of the Company. 25,000 of these additional options have a ten-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. The remaining 250,000 options were fully exercisable at the date of grant, and also have a 10 year term. In April 2000, additional stock options were granted to employees of the Company. These additional options have a seven-year term and vest at 33 1/3% per year and become fully exercisable three years after the date of grant. In August 2000, additional stock options were granted to employees of the Company. Some of these options are immediately exercisable and others vest at 33 1/3% per year and become fully exercisable four years after the date of grant. Regardless of the vesting provisions, these options have a five-year term. In November 2000, additional stock options were granted to employees of the Company. These additional options have a five year term and vest at 33 1/3% per year and become fully exercisable two years after the date of grant. Some of these options include a performance criteria clause which requires the Company's Common Stock to trade at a specified price for a specified length of time before the options are exercisable.

    On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. The number of common shares issued and outstanding has been restated for all periods presented. As a result of the reverse stock split, each option evidences the right to purchase twenty-five percent (25%) of the shares of Common Stock previously covered thereby, and the exercise price per share is four times the exercise price prior to the reverse stock split. All options and exercise prices have been restated for all periods presented.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123. For the purposes of pro forma disclosures, the estimated fair value of the options at the date of grant is amortized to expense over the options vesting period.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0; expected volatility of 66%; risk-free interest rate of 5.6%; and expected life of 5 years. For 1999, the following weighted average assumptions were used for grants: dividend yield of 0, annualized standard deviation of 81.1%, risk free interest rate of 5.9%, and expected life of 9.6 years. For 2000, the following weighted average assumptions were used for grants: dividend yield of 0; expected volatility of 66%; risk-free interest rate of 5.6%; and expected life of 6.31 years. A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

	2000		1999		1998
Fixed Options	Shares	Weighted Average Exercised Price	Shares	Weighted Average Exercised Price	Shares	Weighted Average Exercised Price
Outstanding at the beginning of the year	426,723	$6.16	132,492	$8.92	97,500	$9.72
Granted	942,500	3.02	301,250	4.96	43,995	7.24
Exercised	(100,000)	2.88	—	—	—	—
Forfeited	(7,244)	6.99	(7,019)	7.00	(4,003)	7.24
Expired	(51,250)	10.92	0	—	(5,000)	11.00

Outstanding at the end of the year	1,210,729	$3.77	426,723	$6.16	132,492	$8.92

Options Exercisable at year end	418,625		369,772	—	100,498	—

Weighted average grant date fair value of options granted during the year	$1.3328		$1.0020		$1.14455

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/00	Weighted Average/ Remaining Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 12/31/00	Weighted Average Exercise Price
$2.40	11,250	1.5	$2.40	11,250	$2.40
2.41-4.00	842,500	6.5	3.03	94,167	3.25
4.01-6.00	275,000	8.3	4.80	266,667	4.79
6.01-8.00	64,479	2.8	7.10	29,042	7.36
8.01-13.00	17,500	2.9	11.94	17,500	11.94

$2.40-13.00	1,210,729	6.6	3.77	418,625	3.90

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

		2000			1999			1998
Net Income	As Reported Pro Forma	$ $	(2,350 (2,800	) )	$ $	(75 (795	) )	$ $	5,376 5,349
Basic EPS	As Reported Pro Forma	$ $	(0.29 (0.35	) )	$ $	(0.01 (0.02	) )	$ $	0.67 0.66
Diluted EPS	As Reported Pro Forma	$ $	(0.29 (0.34	) )	$ $	(0.01 (0.02	) )	$ $	0.67 0.66

Employee Stock Purchase Plan

    Substantially all full-time salaried employees that have completed 60 days of service with the Company or any of its subsidiaries are eligible to participate in the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for a total of 375,000 shares of common stock for purchase by employees. Employees may purchase a maximum of $25,000 of The Company's stock (using fair value of the stock at the time of purchase) per calendar year. The purchase price is determined quarterly and is the lesser of 85% of our common stock's fair value on the first day of the purchase period or the last day of the purchase period, adjusted to the next highest $0.01. The Stock Purchase Plan defines fair market value as the closing price of our common stock on the first business day of the purchase period or the average closing price of our common stock on the last 5 business days of the purchase period. At December 31, 2000, 42,599 shares were purchased by employees under the Stock Purchase Plan. The Company recognized compensation expense in the amount of $11,300 in 2000.

11.  COMMITMENTS.

    American Country leases office space and equipment under noncancelable operating leases expiring in various years through 2002. Certain of those leases provide for escalation based on increases in operating expenses and the Consumer Price Index. Rent expense was $910,000, $851,000 and $843,000, in 2000, 1999 and 1998, respectively.

    At December 31, 2000, future rental commitments under those leases are as follows (in thousands):

2001	959
2002	495

$1,454

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

    On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 23% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant. The complaint seeks a declaration that certain amendments to the Company's Stock Option Plan, which were approved at the Company's Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded. The complaint further challenges the grant of options to purchase 275,000 shares to certain of its officers and directors. The individual defendants have advised the Company that they believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc. In the opinion of management, the ultimate resolution of such litigation will not have a material effect on the financial condition of the Company.

    Pursuant to the assumption reinsurance agreements entered into with Mutual Services Casualty Insurance Company and Fairfield Insurance Company, the Company is required to fund the liabilities for loss and loss expense reserves and unearned premium reserves with letters of credit.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

    Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass the majority of claim liabilities, various other non-financial instruments, or other assets related to the Company's business. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value disclosures.

    The Company does not have any financial instruments held or issued for trading purposes. The carrying value and fair value of certain of the Company's financial instruments are as follows:

	December 31
	2000		1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
ASSETS
Fixed maturities and equity securities (NOTE 3)	$128,097	$128,097	$126,664	$126,664	$125,488	$125,488
Collateral loans	2,005	2,005	2,721	2,721	540	540
Cash and cash equivalents and receivables	22,272	22,272	18,021	18,021	17,731	17,731
Accrued investment income	1,808	1,808	1,772	1,772	1,705	1,705
LIABILITIES
Loan Payable	$10,750	$10,750	$11,150	$11,150	$9,300	$9,300

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

    Segment revenues for the years ended December 31, 2000, 1999 and 1998 were (in thousands):

	2000	1999	1998
SEGMENT REVENUES
Transportation	$53,428	$48,675	$34,115
Hospitality	9,220	7,629	5,955
Other commercial	16,310	19,000	22,843
Personal lines	11	234	469
Other	1,135	215	357

Total Segment revenues	80,104	75,753	63,739
Other Reconciling Items:
Investment and other income not attributable to segments	703	1,415	1,324

Total revenues	$80,807	$77,168	$65,063

    Segment Operating Profit for the years ended December 31, 2000, 1999, and 1998 were (in thousands):

	2000	1999	1998
SEGMENT OPERATING PROFIT
Transportation	$3,379	$5,030	$5,298
Hospitality	(1,080)	(151)	765
Other commercial	(6,571)	(4,827)	1,710
Personal lines	(169)	(426)	(212)
Other	1,135	156	304

Total Segment Operating Profit	(3,306)	(218)	7,865

Other Reconciling Items:
Investment and other income not attributable to segments	703	1,415	1,324
General corporate expenses	(855)	(580)	(730)
Interest and other expenses, net	(39)	(1,659)	(1,498)

Total Adjustments	(191)	(824)	(904)

Total Operating Profit	$(3,497)	$(1,042)	$6,961

    Asset information by reportable segment is not reported since the Company does not produce such information internally. Segment Operating Profit is net of depreciation expense of $346,000, $346,000 and $315,000 for the years 2000, 1999 and 1998, respectively.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COUNTRY HOLDINGS INC.
BY:	John A. Dore Chairman of the Board, President and Chief Executive Officer

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

John A. Dore	Chairman Of The Board, President, Chief Executive Officer And Director (Principal Executive Officer)	March 30, 2001
Karla M. Violetto	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
Martin L. Solomon	Director	March 30, 2001
William J. Barrett	Director	March 30, 2001
Edwin W. Elder	Director	March 30, 2001
Wilmer J. Thomas, Jr.	Director	March 30, 2001
Richard H. Konrad	Director	March 30, 2001

EXHIBIT INDEX

Exhibit No.	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS
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
4.6
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, was filed with the Commission as Exhibit 4.1 to the Company's Report of Form 8-K dated January 12, 2001 and is incorporated herein by reference.
4.7
Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock was filed with the Commission as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-54396) an is incorporated herein by reference.
4.8
Class A Warrant Agreement dated December 29, 2000 between the Company and American Stock Transfer & Trust Company was filed with the Commission as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-54396) and is incorporated by reference.
4.9	Form of Warrant Certificate was filed with the Commission as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-54396) and is incorporated by reference.

21	SUBSIDIARIES OF THE REGISTRANT
21	Subsidiaries of American Country Holdings Inc.
23	CONSENTS OF EXPERTS AND COUNSEL
23.1	Consent of PricewaterhouseCoopers LLP
99	ADDITIONAL EXHIBITS
99.1	American Country Holdings Inc. Safe Harbor Statement
99.2	Audit Committee Charter

QuickLinks

Documents incorporated by reference:
AMERICAN COUNTRY HOLDINGS INC. INDEX TO ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED DECEMBER 31, 2000
PART I
PART II
COMMON STOCK
COMMON WARRANTS
American Country Holdings Inc. Selected Financial Data
SUPPLEMENTAL DATA Unaudited Quarterly Results of American Country Holdings Inc. and Subsidiaries
PART III
PART IV
ANNUAL REPORT ON FORM 10-K ITEM 14(a)(1) AND (2), (c), AND (d) LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FINANCIAL STATEMENT SCHEDULES Year Ended December 31, 2000 AMERICAN COUNTRY HOLDINGS INC. Chicago, Illinois
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
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
SCHEDULE IV—REINSURANCE AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES (In Thousands)
SCHEDULE V VALUATION AND QUALIFYING ACCOUNTS AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES (In Thousands)
SCHEDULE VI—SUPPLMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES (In Thousands)
REPORT OF INDEPENDENT ACCOUNTANTS
AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands)
AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX