Form 10-Q
period 2001-03-31
AMERICAN COUNTRY HOLDINGS INC
filed 2001-05-16
CIK 315411

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
          For the quarterly period ended March 31, 2001

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
          For the transition period from _______ to _______

Commission File Number 0-22922

AMERICAN COUNTRY HOLDINGS INC.

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0995978 (I.R.S. EmployerIdentification No.)

                    222 North LaSalle Street, Chicago, Illinois      60601-1105
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

☒    Yes    ☐       No

          The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding May 10, 2001 was 9,059,074.

AMERICAN COUNTRY HOLDINGS INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

Consolidated Balance Sheets at
March 31, 2001 (Unaudited)
and December 31, 2000

Consolidated Statements of Income
(Unaudited) for the Three Months
Ended March 31, 2001 and 2000

Consolidated Condensed Statements of Cash Flows
(Unaudited) for the Three Months
Ended March 31, 2001 and 2000

Consolidated Condensed Statements of Comprehensive
Income (unaudited) at March 31, 2001 and
2000

Notes to Consolidated Financial
Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a
                  Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 (UNAUDITED) March 31, 2001

December 31, 2000

ASSETS Investments:
Available–for–sale:
Fixed maturities–At fair value (amortized cost: 2001-$125,993; 2000-$125,346)	$128,767	126,457
Equity securities–At fair value (cost: 2001-$2,787; 2000-$1,636)	2,854	1,640
Collateral loans (at amortized cost, which approximates fair value)	1,797	2,005

Total investments	133,418	130,102

Cash and cash equivalents	8,150	16,790
Premiums receivable (net of allowance: 2001-$30; 2000-$386)	36,489	5,482
Reinsurance recoverable	28,596	22,880
Deferred income taxes	4,831	5,438
Income taxes receivable	1,990	2,018
Deferred policy acquisition costs	5,970	3,185
Accrued investment income	1,855	1,808
Property and equipment	853	633
Other assets	1,581	1,382

Total assets	$223,733	$189,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$116,776	$114,694
Unearned premiums	47,758	17,464
Note payable	10,750	10,750
Accrued expenses	3,557	3,070
Income Taxes Payable	---	---
Drafts outstanding	671	182
Other Liabilities	---	737

Total liabilities	179,512	146,897
Stockholders' equity:
Common Stock–$.01 par value. Authorized–60,000,000 shares Issued and outstanding shares: 2001 9,059,074; 2000 9,041,207
Preferred Stock Authorized–2,000,000 shares	91	90
Issued and outstanding shares: 405,000	41	41
Additional paid–in capital	42,831	42,828
Accumulated other comprehensive income (loss)	2,257	902
Retained earnings	(999)	(1,040)

Total stockholders' equity	44,221	42,821

Total liabilities and stockholders' equity	$223,733	$189,718

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three MonthsEnded March 31,

	2001	2000

REVENUES:
Premiums earned	$16,591	$17,743
Net investment income	2,347	2,038
Net realized gains (losses) on investments	(453)	(150)
Other income	23	134
Total revenues	18,508	19,765
LOSSES AND EXPENSES:
Losses and loss adjustment expenses	16,174	15,929
Amortization of deferred policy acquisition costs	1,241	2,641
Administrative and general expenses	789	536
Total losses and expenses	18,204	19,106
Operating Income	304	659
Interest Expense	177	165
Income before income taxes	127	494
Provision for income tax	23	95

Net income	$104	$399
Basic and dilutive earnings per share	$.01	$.05

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
 (IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

Net cash provided (used) by operating activities	$(6,575)	$1,568
INVESTING ACTIVITIES
Fixed maturities - available-for-sale:
Purchases	(20,994)	(20,483)
Sales	13,303	18,422
Maturities, calls, and prepayments	6,911	2,021
Equity securities - available-for-sale:
Purchases	(1,139)	---
Sale or maturity of other investments	---	288
Property, equipment and other	(87)	(36)
Net cash provided (used) by investing
Activities	(2,006)	212
FINANCING ACTIVITIES
Payment of preferred dividend	(61)	---
Issuance of common stock	2	135
Net cash provided by financing activities	(59)	135
Net increase (decrease) in cash	(8,640)	1,915
Cash at beginning of period	$16,790	$4,973
Cash at end of period	$8,150	$6,888

See Notes to the Consolidated Financial Statements.

AMERICAN COUNTRY HOLDINGS INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,

	2001	2000
Net Income	$104	$399
Other comprehensive income:
Unrealized gain(loss) on investments – net of reclassification adjustments
	2,053	293
Deferred income tax benefit (expense)on changes	(698)	(100)
Other	---	---
Other comprehensive income	1,355	193
Comprehensive income	$1,459	$592

See Notes to the Consolidated Financial Statements

AMERICAN COUNTRY HOLDINGS INC.

PART I
FINANCIAL INFORMATION

(See Financial Statements and Exhibits Attached)
Notes to the Consolidated Financial Statements
(Unaudited)

A.         NATURE OF OPERATIONS

             American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency.  American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation and hospitality lines.  Financial Services operates principally as a premium finance company.  Professional Services operates principally as a third party claims administrator.  American Country Underwriting Agency will operate as an underwriting manager for other insurance companies.

B.         ACCOUNTING PRINCIPLES

             The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 30, 2001.

             The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to presentation followed in 2001.

             Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

             In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133). The Company had no derivatives as of January 1, 2001.  Initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax decrease to first quarter 2001 earnings of $346,000. This amount related to the Company’s convertible investments, which were purchased in the first quarter of 2001.  Because the Company already carried its investments at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $346,000 to stockholders' equity (accumulated other comprehensive income). See Note C. for a complete discussion of the Company's adoption of these accounting pronouncements.

             On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which American Country conducts business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of approximately $2.9 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.  This change has no impact on net earned premiums or net income.

C.         DERIVATIVE FINANCIAL INSTRUMENTS

             As discussed in Note B, effective in 2001, the Company accounts for derivatives and hedging in accordance with SFAS 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, swaptions, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives can be derivatives or contain embedded derivatives under SFAS 133. SFAS 133 requires that all derivatives be recorded in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.  Options embedded in convertible debt and equity securities do not qualify for hedge accounting.

             Embedded derivatives are classified as fixed maturities or equity securities in the Consolidated Balance Sheets, consistent with the host instruments.  The change in the market value of the embedded derivatives resulted in a pre-tax loss of approximately $346,000 for the three months ended March 31, 2001, and has been recorded as a realized investment loss in the consolidated statement of income.

D.         CAPITAL STOCK

Preferred dividends of $60,750 were declared and paid by the Company on the Series A Preferred Stock during the period ended March 31, 2001. On May 8, 2000, the Company effected a one-for-four reverse stock split.  No fractional shares were issued as a result of the reverse stock split.  Issued and outstanding common stock after the reverse stock split represents approximately 13.37% of the total authorized number of shares.  The number of common shares issued and outstanding have been restated for all periods presented.  At March 31, 2001, the Company had 2,019,424 Common Warrants outstanding.  The warrants allow the warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 through August 31, 2002.  At March 31, 2001, the Company had 814,286 Class A Common Warrants outstanding.  The warrants allow the warrant holder to purchase 1 (one) share of Common Stock at a price of $1.925 through December 29, 2005. At March 31, 2001, the Company had 405,000 shares of Series A Convertible Preferred Stock outstanding.  Each share of Series A Convertible Preferred Stock has an initial value of $10 and an initial conversion price of $1.75 per share.  Shares of the Series A Convertible Preferred Stock accrue dividends on a quarterly basis at an annual rate of 6% per share.  Dividends are cumulative and accrue, whether or not declared by the Board of Directors, but are payable only when and if declared by the Board.  The holders of the Series A Convertible Preferred Stock are entitled to vote together as a class with the Common Stock.  Based on the stated value and conversion price, the preferred stockholders are entitled to 2,314,283 votes.  Common shares outstanding on March 31, 2001 were 9,059,074.

E.          STOCK OPTION PLAN

             The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase shares up to a total amount equal to five percent (5%) of the shares issued and outstanding on the January 1st last preceding the grant date.  Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period.  Employees who have left the Company have 90 days to exercise their options. At March 31, 2001, the Company had 1,210,729 options outstanding with exercise prices ranging from $2.40 per share to $13.00 per share.

             The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation.”  Under APB 25, because the exercise price of the Company’s employee stock options is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

F.          EMPLOYEE STOCK PURCHASE PLAN

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

G.         REINSURANCE

             The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

	March 31, 2001	December 31, 2000
	(In thousands)

Ceded paid losses recoverable	$4,420	$1,530
Ceded unpaid losses and lossadjustment expenses ("LAE")	17,055	16,318
Ceded unearned premiums	7,121	5,032

Total	$28,596	$22,880

             The components of the reinsurance ceded relating to the accompanying statements of income for the three months ended March 31, 2001 and 2000 were as follows:

	March 31, 2001	March 31, 2000
	(In thousands)

Ceded premiums earned	$6,137	$1,813
Ceded incurred losses	5,864	1,420
Ceded incurred LAE	92	443

             The effect of reinsurance on premiums written and earned for the three months ended March 31, 2001, and 2000 was as follows:

	Three months ended March 31, (In thousands)

	2001 Premiums		2000 Premiums

	Written	Earned	Written	Earned
Direct	$52,460	$22,191	$43,387	$19,147
Assumed	561	537	191	409
Ceded	(8,225)	(6,137)	(1,643)	(1,813)

Net	$44,796	$16,591	$41,935	$17,743

H.  BUSINESS SEGMENTS

             The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing commercial lines coverage including commercial auto, commercial multiple peril and workers’ compensation to two key niche markets: transportation and hospitality. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers.  All revenues are derived from markets in the United States.

Segment revenues for the three months ended March 31 were (in thousands):

	2001	2000
SEGMENT REVENUES
Transportation	$14,200	$13,018
Hospitality	1,597	1,973
Other Commercial	2,327	4,222
Personal Lines	0	29
Other	306	134
Total Segment Revenues	18,430	19,376

Other reconciling items:
Investment and other income not attributable to segments	88	389

Total revenues	$18,518	$19,765

Segment operating profit for the three months ended March 31,  were (in thousands):

	2001	2000
SEGMENT OPERATING PROFIT
Transportation	$1,964	1,926
Hospitality	(30)	(513)
Other Commercial	(1,842)	(944)
Personal Lines	112	(24)
Other	258	72
Total Segment Operating Profit	462	516

Other reconciling items:
Investment and other income not attributable to segments	88	389
General corporate expenses	(236)	(202)
Other expenses, net	(10)	(44)

Total adjustments	(158)	(143)

Total Operating Profit	$304	$659

Asset information by reportable segment is not reported since the Company does not produce such information internally.  Segment operating profit is net of depreciation expense of $75,000 and $81,000 for the three months ended March 31, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Overview

             American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency.

             American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation and hospitality lines.  Financial Services operates principally as a premium finance company.  Professional Services operates principally as a third party claims administrator.  American Country Underwriting Agency will operate as an underwriting manager for other insurance companies.

             Three Months Ended March 31, 2001 compared to Three months Ended March 31, 2000

             Overall premium revenues decreased 6.5% in the first quarter of 2001 to $16.6 million from $17.7 million in the comparable period in 2000, due to continued geographic expansion of the transportation lines.

             The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

	Three Months Ended March 31,		Increase (Decrease) 2001 from 2000
	2001	2000	Amount	Percent
Transportation lines	$13,126	$11,036	$2,090	18.9%
Hospitality Lines	1,455	1,908	(453)	(23.7%)
Commercial lines	2,010	4,794	(2,784)	(58.1%)
Personal lines	--	5	(5)	100.0%
Totals	$16,591	$17,743	$(1,152)	(6.5%)

             Premium revenues for transportation lines, which consist of auto liability, auto physical damage and taxi drivers’ workers compensation programs, increased in the first quarter of 2001 by 18.9% to $13.1 million, as compared to $11.0 million in 2000.  The major contributor to this increase was the expansion of the taxi drivers’ workers compensation program in the City of Chicago, and the continued geographic expansion of American Country’s taxicab product outside of the Chicago metropolitan area.  This was offset by a quota-share reinsurance agreement entered into in the fourth quarter of 2000.  This agreement requires American Country to cede 50% of the earned premium from transportation lines auto policies effective prior to January 1, 2001.  The agreement was amended on January 2, 2001.  As amended, the agreement requires American Country to cede approximately 10% of its earned premium from transportation auto policies written on or after January 1, 2001.

             Premium revenues for hospitality lines decreased 23.7% to approximately $1.45 million, as compared to $1.9 million for 2000.  This decrease is attributable to a quota share reinsurance agreement entered into on April 1, 2000, which, as amended, requires American Country to cede 50% of the written premium in the first quarter of 2001.  This reinsurance agreement expires on April 1, 2001.

             Premium revenues for commercial lines experienced a decrease of 58.1% to $2.0 million in the first quarter of 2001, as a result of American Country’s decision to exit these lines. In addition, a portion of this decrease is attributable to a quota share reinsurance agreement entered into on April 1, 2000 with General Reinsurance Company.  Under the treaty, 50% of the commercial lines premium for the first quarter of 2001 is ceded to General Reinsurance Company.  This agreement expires on April 1, 2001.

             The elimination of premiums earned from personal lines is due to American Country’s exit from its personal lines insurance.

             Net investment income increased 15.0%, to $2.3 million in the first quarter of 2001, as compared to $2.0 million in the comparable period in 2000.  Realized losses amounted to $453,000 in the first quarter of 2001, compared to $150,000 in the comparable period in 2000.  This is primarily the result of the addition of convertible bonds and preferred stocks to the investment portfolio.  Due to the adoption of FAS 133, gains and losses on the option to convert is charged directly to earnings as realized gains or losses.

Other income decreased  to $23,000 in the first quarter of 2001, as compared to $134,000 in the first quarter of 2000. This is attributable to a substantial decline in the number of premium finance contracts written by Financial Services.

             Losses and loss adjustment expenses (LAE) increased 1.5% or $245,000 in the first quarter of 2001, to $16.2 million in the first quarter of 2001, from $15.9 million in the first quarter of 2000, resulting in a loss ratio of 97.5% in the first quarter of 2001 compared to 89.8% in the comparable period in 2000.  This increase is largely due to the quota share agreement on the commercial and hospitality lines, which does not provide for the ceding of loss adjustment expenses.

             Losses and LAE for transportation lines increased $1.7 million in the first quarter of 2001, or 18.2% over the comparable period in 2000. However, the loss ratio for this line decreased slightly to 83.4% as compared to 83.9% for the same period in 2000.  This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims.

             The loss ratio for hospitality lines decreased to 97.0% compared to 115.2% in the same period in 2000, as a result of pricing increases in 2001, and the absence of high severity weather related property claims, which contributed to the high loss ratio in the first quarter of 2000.  The factors contributing to the reduction in the loss ratio were partially offset by the quota share reinsurance agreement for this line, which does not provide for the ceding of loss adjustment expenses.

             Commercial lines experienced a 29.0% decrease in losses and LAE.  However, due to the substantial reduction in earned premium for this line, this resulted in a loss ratio of 194.9% in the first quarter of 2001 as compared to 115.1% in the comparable period in 2000.  The increase is also due to the quota share reinsurance agreement for this line, which does not provide for the ceding of loss adjustment expenses.

             Amortization of deferred policy acquisition costs decreased approximately $1.4 million in the first quarter of 2001 due to substantially decreased acquisition expense for the quarter.  The decrease in expense is primarily due to the ceding commissions received under the various reinsurance agreements.  Commission expense has also decreased due to American Country’s substantial reduction in premium writings for the artisan contractors’ lines.  These lines historically had substantially higher commission rates than American Country’s other business.

             Administrative and general expenses increased $253,000 or 47.2% in the first quarter of 2001, due to reclassification of certain expenses from deferred policy acquisition expense to general and administrative expense.

             Interest expense increased $12,000 or 7.2% in the first quarter of 2001.

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

On October 5, 1999, the Company entered into a loan agreement with Northern Trust wherein the Company’s existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the first installment of $1.0 million is due April 30, 2002 and the term of the loan was extended to six years. The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

             In February 2001, the $7.0 million revolving credit agreement was reduced to $5 million.  The revolving credit agreement has a maturity of 364 days, with a commitment fee of .25% per annum on the unused portion.

             The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. The Company was in compliance with all covenants of the agreement as of March 31, 2001.

             At March 31, 2001, the Company's total assets of $223.7 million was comprised of the following: Cash and investments, 63.3%; premiums receivable, 16.3%; reinsurance recoverables, 12.8%; deferred expenses (policy acquisition costs and deferred taxes) 4.8%; fixed assets, 0.4%; and other assets, 2.4%.

             The Company's subsidiaries seek to maintain liquid operating positions and follow investment guidelines and state regulations for investments that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet its obligations and, as to the Company’s insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

             The following table provides a profile of the Company's fixed maturities investment portfolio by rating at March 31, 2001:

S&P/Moody’s Ratings (1)	Fair Value	Percent of Total

AAA/Aaa (including US Treasuries of $3,645)	52,715	40.9
AA/Aa	14,719	11.4
A/A	33,333	25.9
BBB/Ba	20,565	16.0
All other	7,435	5.8

Total	128,767	100.0%

(1)         Ratings are assigned primarily by Standard & Poor’s Corporation, with remaining ratings as assigned by Moody’s Investors Service, Inc.

             Cash flow used by operations for the quarter ended March 31, 2001 was $6,575 million, as compared to cash provided of $1.57 million for the same period in 2000.  Such amounts were adequate to meet all obligations during the periods.  The decrease in cash flow provided for the quarter ended March 31, 2001, as compared to the same period in 2000 is attributable to decreased premium writings in the current period, as compared to the comparable period in 2000.

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

             On May 20, 1999, Frontier Insurance Group, Inc. (which owns approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company’s directors and the Company itself as a nominal defendant.  The complaint seeks a declaration that certain amendments to the Company’s  Stock Option Plan, which were approved at the Company’s Annual Meeting on May 18, 1999 are void or, alternatively, should be rescinded.  The complaint further challenges the grant of options to purchase 275,000 shares to certain of its officers and directors.  The defendants believe that they have substantial defenses to the claims asserted by Frontier Insurance Group, Inc.

Item 2. Changes in Securities

             None.

Item 3. Defaults upon Senior Securities

             None.

Item 4. Submission of Matters to Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

             a.          Exhibits:

             b.          Reports on Form 8-K:

             The Company filed a Report on Form 8-K with the Securities and Exchange Commission on January 26, 2001

SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Date:  May 15, 2001

AMERICAN COUNTRY HOLDINGS INC.
(Registrant)

By:	/s/ Karla M. Violetto
Vice President and Chief
Financial Officer