Form 10-Q
period 2001-06-30
AMERICAN COUNTRY HOLDINGS INC
filed 2001-08-14
CIK 315411

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the quarterly period ended June 30, 2001

                                       OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934 For the transition period from __________ to __________

                         Commission File Number 0-22922

                         AMERICAN COUNTRY HOLDINGS INC.
                 --------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             Delaware                                    06-0995978
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


         222 North LaSalle Street, Chicago, Illinois   60601-1105
         --------------------------------------------------------
         (Address of principal executive office)       (Zip Code)

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

         [x]      Yes      [  ]     No

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding August 10, 2001 was 9,600,611.

================================================================================

                         AMERICAN COUNTRY HOLDINGS INC.

                                                                         PAGE

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at
                  June 30, 2001 (Unaudited)
                  and December 31, 2000 .................................  3

                  Consolidated Statements of Income
                  (Unaudited) for the Six Months and Three Months
                  Ended June 30, 2001 and 2000 ..........................  4

                  Consolidated Condensed Statements of Cash Flows
                  (Unaudited) for the Six Months
                  Ended June 30, 2001 and 2000 ..........................  5

                  Consolidated Condensed Statements of Comprehensive
                  Income (unaudited) at June 30, 2001 and 2000 ..........  6

                  Notes to Consolidated Financial
                  Statements (Unaudited) ................................  7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........  9

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings ..................................... 18
         Item 2.  Changes in Securities ................................. 18
         Item 3.  Defaults upon Senior Securities ....................... 18
         Item 4.  Submission of Matters to a
                  Vote of Security Holders .............................. 18
         Item 5.  Other Information ..................................... 19
         Item 6.  Exhibits and Reports on Form 8-K ...................... 19

Signature ............................................................... 20

                         AMERICAN COUNTRY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                              (Unaudited)




----------------------------------------------------------------------------------------------------

                                                               June 30,                 December 31,
                                                                   2001                         2000
                                                               --------                 ------------
ASSETS

Investments:
Available-for-sale
   Fixed maturities - At fair value
   (amortized cost:  2001 - $131,538;
   2000 - $125,346) .......................................   $ 133,340                    $ 126,457
   Equity securities - At  fair value
   (cost:  2001 - $2,422; 2000 - $1,636) ..................       2,512                        1,640
Collateral loans (at amortized cost, which approximate
fair value) ...............................................       1,546                        2,005
                                                              ---------                    ---------

Total investments .........................................     137,398                      130,102

Cash and cash equivalents .................................       3,727                       16,790
Premiums receivable (net of allowance:
   2001 - $322; 2000 - $386) ..............................      36,573                        5,482
Reinsurance recoverable ...................................      33,820                       22,880
Deferred income taxes .....................................       5,162                        5,438
Deferred policy acquisition cost ..........................       6,020                        3,185
Accrued investment income .................................       1,804                        1,808
Property and equipment ....................................         989                          633
Income Taxes recoverable ..................................       2,225                        2,018
Other assets ..............................................         863                        1,382
                                                              ---------                    ---------
Total assets ..............................................   $ 228,581                    $ 189,718
                                                              =========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Unpaid losses and loss adjustment expense ............   $ 128,547                    $ 114,694
     Unearned premiums ....................................      41,084                       17,464
     Note payable .........................................      10,750                       10,750
     Accrued expenses .....................................       4,072                        3,070
     Reinsurance Payable ..................................       1,256                            0
     Other Liabilities ....................................         353                          919
                                                              ---------                    ---------
Total liabilities .........................................     186,062                      146,897
                                                              ---------                    ---------

Commitments and contingent liabilities                                0                            0
                                                              ---------                    ---------
Stockholders' equity:
     Common stock - $.01 par value:
          Authorized - 60,000,000 shares
          Issued and outstanding - shares:
          2001 - 9,059,074; 2000 - 9,041,237 ..............          91                           90
     Preferred stock - $.10 par value:
         Authorized - 2,000,000 shares;
         issued and outstanding - 405,000 shares ..........          41                           41
     Additional paid-in capital ...........................      42,804                       42,828
     Accumulated other comprehensive income ...............       1,615                          902
     Retained earnings ....................................      (2,032)                      (1,040)
                                                              ---------                    ---------
Total stockholders equity .................................      42,519                       42,821
                                                              ---------                    ---------
Total liabilities and stockholders equity .................   $ 228,581                    $ 189,718
                                                              =========                    =========


See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                         Six Months                 Three Months
                                         Ended June 30,             Ended June 30,
                                         2001         2000          2001             2000
                                         ----         ----          ----             ----
                                         (in thousands except per share data)

REVENUES:

  Premiums earned                        $34,083      $38,050       $17,492          $20,307
  Net investment income                    4,638        4,099         2,291            2,061
  Net realized gains (losses) on
    investments                              310         (240)          763              (90)
  Other income                                69          808            46              674
                                          ------      -------       -------          -------
  Total revenues                          39,100       42,717        20,592           22,952

  LOSSES AND EXPENSES:
  Losses and loss
    adjustment expenses                   33,568       33,468        17,394           17,539
  Amortization of deferred
    policy acquisition costs               4,432        6,020         3,191            3,379
  Administrative and general
     expenses                              1,859        1,832         1,070            1,296
                                         -------      -------       -------          -------
  Total losses and expenses               39,859       41,320        21,655           22,214
                                         -------      -------       -------          -------

  Operating income (loss)                   (759)       1,397        (1,063)             738
                                         -------      -------       -------          -------
  Interest Expense                           328          410           151              245
                                         -------      -------       -------          -------

  Income (loss) before income taxes       (1,087)         987        (1,214)             493

  Provision for income tax                  (217)         178          (240)              83
                                         -------      -------       -------          -------

Net income (loss)                        $  (870)     $   809       $  (974)         $   410
                                         =======      =======       =======          =======

 Basic and dilutive

 earnings per share                      $  (.11)     $   .10       $  (.12)         $   .05
                                         =======      =======       =======          =======


See Notes to the Consolidated Financial Statements

                         AMERICAN COUNTRY HOLDINGS INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                         2001          2000
                                                         ----          ----
                                                           (in thousands)
Net cash provided (used) by operating activities       $ (6,673)    $  4,101
                                                       --------     --------
INVESTING ACTIVITIES
Fixed maturities - available-for-sale:
  Purchases                                             (42,408)     (51,712)
  Sales                                                  24,389       43,533
  Maturities, calls, and prepayments                     12,611        4,412
Equity securities - available-for-sale:
  Purchases                                              (1,139)      (1,282)
  Sales                                                     380          ---
Sale or maturity of other investments                       458          734
Property, equipment and other                              (535)         (98)
                                                       --------     --------

Net cash used by investing
activities                                               (6,244)      (4,413)
                                                       --------     --------

FINANCING ACTIVITIES
Payment on note payable                                     ---         (400)
Payment of preferred dividend                              (122)         ---
Proceeds (charges) from issuance of options,
     warrants or stock                                      (24)          11
                                                       --------     --------

Net cash used by financing activities                      (146)        (389)
                                                       --------     --------

Net decrease in cash                                    (13,063)        (701)
Cash at beginning of period                            $ 16,790     $  4,973
                                                       --------     --------

Cash at end of period                                  $  3,727     $  4,272
                                                       ========     ========


See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                       Six Months Ended         Three Months Ended
                                                               June 30,                   June 30,

                                                     2001           2000          2001        2000
                                                     ----           ----          ----        ----

Net income (loss)                                   $ (870)        $  809      $  (974)       $410

Other comprehensive income:
     Unrealized gain(loss) on investments -
      net of reclassification adjustments            1,080            510         (973)        217
     Deferred income tax benefit (expense)
   on changes                                         (367)          (173)         331         (73)
                                                    ------         ------      -------        ----
Other comprehensive income (loss)                      713            336         (642)        143
                                                    ------         ------      -------        ----

Comprehensive income (loss)                         $ (157)        $1,145      $(1,616)       $553
                                                    ======         ======      =======        ====


See Notes to the Consolidated Financial Statements

                         AMERICAN COUNTRY HOLDINGS INC.

                                     PART I
                              FINANCIAL INFORMATION

                (See Financial Statements and Exhibits Attached)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

A.       NATURE OF OPERATIONS

         American Country Holdings Inc. (the "Company") is an insurance holding company which operates through its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency. American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation and hospitality lines. Financial Services operates principally as a premium finance company. Professional Services operates principally as a third party claims administrator. American Country Underwriting Agency Inc. will operate as an underwriting manager for other insurance companies.

B.       ACCOUNTING PRINCIPLES

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K filed on March 30, 2001.

         The interim financial data as of June 30, 2001 and for the six months ended and three months ended June 30, 2001 and June 30, 2000 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to presentation followed in 2001.

         Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

         Basic earnings per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effect of options and warrants. Net income available to common shareholders is equal to net income less preferred stock dividends. Dilutive earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of convertible preferred stock, options and warrants. Net income used in the calculation is net income before preferred stock dividends. The dilutive effect of convertible preferred stock, options and warrants is calculated under the treasury stock method using the average market price for the period. Because the Company is in a net loss position for the period ended June 30, 2001, common share equivalents are anti-dilutive, and therefore not included in the computation.

        Earnings per share is calculated as follows (in thousands except per share data):
                                            Six months ended  Three months ended
                                                June 30,           June 30,
                                               2001    2000       2001    2000
                                             ------  ------     ------  ------
Net income (loss)                             ($870)   $809      ($974)   $410
Less: preferred stock dividend                 (122)      0        (61)      0
                                             ------  ------     ------  ------
Income (loss) available to common
 shareholders                                  (992)    809     (1,035)    410

Weighted average basic shares outstanding     9,050   8,041      9,059   8,035

Basic and dilutive earnings per share        ($0.11)  $0.10     ($0.11)  $0.05

         In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133). The Company had no derivatives as of January 1, 2001. Initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in an after-tax increase to first half 2001 earnings of $1,900.00. This amount related to the Company's convertible investments, which were purchased in the first quarter of 2001. Because the Company already carried its investments at fair value through other comprehensive income, there was an equal and offsetting adjustment of $(1,900.00) to stockholders' equity (accumulated other comprehensive income). See Note C. for a complete discussion of the Company's adoption of these accounting pronouncements.

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

         Embedded derivatives are classified as fixed maturities or equity securities in the Consolidated Balance Sheets, consistent with the host instruments. The change in the market value of the embedded derivatives resulted in a pre-tax gain of approximately $1,900.00 for the six months ended June 30, 2001, and has been recorded as a realized investment gain in the consolidated statement of income.

D.       CAPITAL STOCK

         Preferred dividends of $121,500 were declared and paid by the Company on the Series A Preferred Stock during the period ended June 30, 2001. On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. The number of common shares issued and outstanding have been restated for all periods presented. At June 30, 2001, the Company had 2,019,424 Common Warrants outstanding. The warrants allow the warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 through August 31, 2002. At June 30, 2001, the Company had 814,286 Class A Common Warrants outstanding. The warrants allow the warrant holder to purchase 1

(one) share of Common Stock at a price of $1.925 through December 29, 2005. At June 30, 2001, the Company had 405,000 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock has an initial value of $10 and an initial conversion price of $1.75 per share. Shares of the Series A Convertible Preferred Stock accrue dividends on a quarterly basis at an annual rate of 6% of the per share value. Dividends are cumulative and accrue, whether or not declared by the Board of Directors, but are payable only when and if declared by the Board. The holders of the Series A Convertible Preferred Stock are entitled to vote together as a class with the Common Stock. Based on the stated value and conversion price, the preferred stockholders are entitled to 2,314,283 votes. Common shares outstanding on June 30, 2001 were 9,059,074.

E.       STOCK OPTION PLAN

         The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase shares up to a total amount equal to five percent (5%) of the shares issued and outstanding on the January 1st last preceding the grant date. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. On June 7, 2001, the Company granted additional options to purchase 214,325 shares of common stock for $2.18 per share to certain of its directors, officers and employees. These options vest at 33 1/3% per year and are fully exercisable two years from the date of grant. These options expire five years from the date of grant. At June 30, 2001, the Company had 1,425,054 options outstanding with exercise prices ranging from $2.18 per share to $13.00 per share.

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

G.       REINSURANCE

         The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:



                                         June 30, 2001        December 31, 2000
                                       -----------------------------------------
                                                    (In thousands)



       Ceded paid losses recoverable      $  4,974                  $  1,530
       Ceded unpaid losses and loss
         adjustment expenses ("LAE")        24,093                    16,318
       Ceded unearned premiums               4,753                     5,032
                                          --------                  --------
       Total                              $ 33,820                  $ 22,880
                                          ========                  ========

         The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

                                       Six months ended June 30,
                                     2001                    2000
                                    ------------------------------
                                            (In thousands)



       Ceded premiums earned        $11,851                 $4,319
       Ceded incurred losses         16,328                  2,115
       Ceded incurred LAE                10                    405


                                      Three months ended June 30,
                                     2001                    2000
                                    ------------------------------
                                            (In thousands)



       Ceded premiums earned        $5,714                 $2,506
       Ceded incurred losses        10,464                    695
       Ceded incurred LAE              (82)                   (38)

         The effect of reinsurance on premiums written and earned for the periods ended June 30, 2001, and 2000 was as follows:



                                              Six months ended June 30,
                                           2001                       2000
                                                    (In Thousands)
                                         Premiums                    Premiums
                                  ----------------------        ---------------------
                                  Written         Earned        Written        Earned
                                  -------         ------        -------        ------
       Direct                     $ 68,645       $44,983        $64,228       $41,523
       Assumed                         909           951            666           846
       Ceded                       (11,572)      (11,851)        (5,747)       (4,319)
                                   --------      -------        -------       -------
       Net                        $ 57,982       $34,083        $59,147       $38,050
                                  ========       =======        =======       =======



                                           Three months ended June 30,
                                          2001                       2000
                                                   (In Thousands)
                                        Premiums                    Premiums
                                  --------------------        ---------------------
                                  Written       Earned        Written        Earned
                                  -------       ------        -------        ------

       Direct                     $16,185      $22,792        $20,841       $22,376
       Assumed                        348          414            475           437
       Ceded                       (3,347)      (5,714)        (4,103)       (2,506)
                                  -------      -------        -------       -------
       Net                        $13,186      $17,492        $17,213       $20,307
                                  =======      =======        =======       =======



H.       BUSINESS SEGMENTS

         The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing commercial lines coverage including commercial auto, commercial multiple peril and workers' compensation to three key niche markets: transportation, hospitality and contractors. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

Segment revenues for the six months ended June 30, were (in thousands):


                                               2001               2000
                                               ----               ----

SEGMENT REVENUES
Transportation                               $28,488            $28,364
Hospitality                                    3,358              4,823
Other Commercial                               6,280              8,461
Personal Lines                                     0                  5
Other                                            604                660
                                             -------            -------
         Total Segment Revenues               38,730             42,313
                                             -------            -------
Other reconciling items:
Investment and other income not
attributable to segments                         370                404
                                             -------             ------

Total revenues                               $39,100            $42,717
                                             =======            =======


Segment operating profit (loss) for the six months ended June 30, were (in thousands):


                                                     2001              2000
                                                     ----              ----
SEGMENT OPERATING PROFIT (LOSS)
Transportation                                     $ 3,870           $ 5,023
Hospitality                                           (403)             (754)
Other Commercial                                    (4,806)           (3,313)
Personal Lines                                         137              (154)
Other                                                  518               660
                                                   -------           -------
  Total segment operating profit (loss)               (684)            1,462
                                                   -------           -------
Other reconciling items:
Investment and other income not
attributable to segments                               370               404
General corporate expenses                            (445)             (375)
Other expenses, net                                      0               (94)
                                                   -------           -------

Total adjustments                                      (75)              (65)
                                                   -------           -------

         Total operating profit (loss)             $  (759)          $ 1,397
                                                   =======           =======

Segment revenues for the three months ended June 30, were (in thousands):


                                             2001               2000
                                             ----               ----
SEGMENT REVENUES
Transportation                              $14,288            $15,346
Hospitality                                   1,761              2,849
Other Commercial                              3,953              4,239
Personal Lines                                    0                (23)
Other                                           298                526
                                            -------            -------
         Total Segment Revenues              20,300             22,937
Other reconciling items:
Investment and other income not
attributable to segments                        292                 15
                                            -------            -------

Total revenues                              $20,592            $22,952
                                            =======            =======

Segment operating profit (loss) for the three months ended June 30, were (in thousands):


                                                      2001              2000
                                                      ----              ----

SEGMENT OPERATING PROFIT (LOSS)
Transportation                                      $ 1,906           $ 3,097
Hospitality                                            (373)             (241)
Other Commercial                                     (2,964)           (2,368)
Personal Lines                                           25              (130)
Other                                                   260               588
                                                    -------           -------
  Total Segment operating profit (loss)              (1,146)              946

Other reconciling items:
Investment and other income not
attributable to segments                                292                15
General corporate expenses                             (219)             (173)
Other expenses, net                                      10               (49)
                                                    -------           -------

Total adjustments                                        83              (207)
                                                    -------           -------
         Total operating profit (loss)              $(1,063)          $   738
                                                    =======           =======

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

         American Country is an Illinois domestic property and casualty insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for a focused book of business. American Country concentrates on types of insurance in which it has expertise: transportation and hospitality lines. Financial Services operates principally as a premium finance company. Professional Services operates principally as a third party claims administrator. American Country Underwriting Agency Inc. will operate as an underwriting manager for other insurance companies.

         Three Months Ended June 30, 2001 compared to Three months Ended June 30, 2000

         Overall premium revenues decreased 13.9% in the second quarter of 2001 to $17.5 million from $20.3 million in the comparable period in 2000, due to various reinsurance agreements entered into in 2000, as well as re-underwriting and non-renewal of certain lines of business.

          The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:


Net Premiums Earned

                        Three Months Ended      Increase (Decrease)
                             June 30,             2001 from 2000
                        ------------------      -------------------
                           2001      2000        Amount    Percent
                           ----      ----        ------    -------
                                      (in thousands)
Transportation lines     $12,606   $13,080      $  (476)      (3.6)%
Hospitality Lines          1,527     2,534       (1,007)     (39.7)
Commercial lines           3,359     4,693       (1,334)     (28.4)
Personal lines                 0         0           (0)      (0.0)
                         -------   -------      -------     ------
     Totals              $17,492   $20,307      $(2,817)     (13.9)%
                         =======   =======      =======     ======


         Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, decreased in the second quarter of 2001 by 3.6% to $12.6 million, as compared to $13.1 million in 2000. This is due to a quota share agreement entered into on October 1, 2000. Under this agreement, as amended, American Country cedes 10% of the earned premium from the transportation lines.

         Premium revenues for hospitality lines decreased 39.7% to approximately $1.5 million, as compared to $2.5 million for 2000. This decrease is attributable to non-renewal of the unprofitable non-Illinois business.

         Premium revenues for commercial lines decreased 28.4% to $3.4 million in the second quarter of 2001, as a result of strict re-underwriting of these lines prior to April 1, 2000, and also to management's decision to non-renew this book of business effective March 31, 2001.

         Net investment income increased 11.2%, to $2.3 million in the second quarter of 2001, as compared to $2.1 million in the comparable period in 2000. Realized gains amounted to $763,000 in the second quarter of 2001, compared to losses of $90,000 in the comparable period in 2000.

         Other income decreased $628,000 in the second quarter of 2001. This is due to reclassification of a ceding commission received on the Company's reinsurance program in 2001.

         Losses and loss adjustment expenses (LAE) decreased less than 1% or $145,000 in the second quarter of 2001, to $17.4 million in the second quarter of 2001, from $17.5 million in the second quarter of 2000, resulting in a loss ratio of 99.4% in the second quarter of 2001 compared to 86.4% in the comparable period in 2000. This increase in the loss ratio is due to continuing adverse development in the commercial lines, particularly workers compensation.

         Losses and LAE for transportation lines decreased $883,000 in the second quarter of 2001, or 8.7% over the comparable period in 2000. The loss ratio for this line decreased to 73.6% as compared to 77.7% for the same period in 2000. This decline in the loss ratio was primarily due to a decrease in loss severity and frequency of claims.

         Losses and LAE for hospitality decreased $321,000, or 15.3% over the comparable period in 2000. However, the loss ratio for hospitality lines increased to 116.2% compared to 82.7% in the same period in 2000. This is the result of both reduced earned premium in 2001 and adverse development in the non-Illinois book from prior years that was recognized in the current period.

         Commercial lines experienced a 23.2% increase in losses and LAE that resulted in a loss ratio of 189.6% in the second quarter of 2001 as compared to 110.1% in the comparable period in 2000. The increase in losses was due to continuing adverse development in prior years as well as higher than expected losses for the current accident year. The increase in the loss ratio is due to both reduced earned premium in 2001 and adverse development from prior years that was recognized in the current period.

         Amortization of deferred policy acquisition costs decreased approximately $188,000 in the second quarter of 2001 due to decreased commissions as a result of the decreased writings for commercial and hospitality business.

         Administrative and general expenses decreased $226,000 or 17.4% in the second quarter of 2001, due to decreased marketing and underwriting expenses incurred as a result of slowing the geographic expansion.

         Interest expense decreased $94,000 or 38.4% in the second quarter of 2001. This is due to the changes in the debt structure noted under the caption "Liquidity and Capital Resources" as well as interest rate reductions.

         Six Months Ended June 30, 2001 compared to Six Months Ended June 30,
2000

         Overall premium revenues decreased 10.4% in the six months ended June 30, 2001 to $34.1 million from $38.0 million in the comparable period in 2000, due to the re-underwriting and non-renewal of the commercial and non-Illinois hospitality lines. Beginning in April, 2000, these lines were subject to a quota share agreement, which further reduced the net earned premium.

         The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:


Net Premiums Earned

                         Six Months Ended      Increase (Decrease)
                              June 30,           2001 from 2000
                         ----------------      -------------------

                          2001      2000        Amount    Percent
                          ----      ----        ------    -------
                                   (in thousands)
Transportation lines     $25,732   $24,117     $ 1,615        6.7%
Hospitality lines          2,982     4,442      (1,460)     (32.9)
Commercial lines           5,369     9,484      (4,115)     (43.4)
Personal lines                 0         6          (6)    (100.0)
                         -------   -------     -------     ------
     Totals              $34,083   $38,050     $(3,966)     (10.4)%
                         =======   =======     =======     ======


         Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the six months ended June 30, 2001 by 6.7% to $25.7 million from $24.1 million, over the comparable period in 2000. This increase is primarily due to increased writings in the Chicago taxi market, as well as rate increases in other geographical areas, particularly in the state of New York, offset by a quota share agreement entered into on October 1, 2000. Under this agreement, as amended, American Country cedes 10% of the earned premium from the transportation lines.

         Premium revenues for hospitality lines decreased 32.9% to approximately $3.0 million as compared to $4.4 million for 2000. This decrease is due to a quota share agreement entered into on April 1, 2000. Under the agreement, 30% of the hospitality premiums written from April 1, 2000 through June 30, 2000, and 50% of hospitality premiums written from July 1, 2000 through March 31, 2001 were ceded to a reinsurer.

         Premium revenues for commercial lines experienced a decrease of 43.4% to $5.4 million in the six months ended June 30, 2001, as compared to $9.5 million for the same period in 2000, the result of both management's decision to non-renew this business effective March 31, 2001 and a quota share agreement entered into on April 1, 2000. Under the agreement, 30% of the commercial premiums written from April 1, 2000 through June 30, 2000, and 50% of commercial premiums written from July 1, 2000 through March 31, 2001 were ceded to a reinsurer. This agreement expired on March 31, 2001.

         The personal lines have been completely run-off, with no premium earned on this line in 2001.

         Net investment income increased $539,000 or approximately 13.1%, to $4.6 million in the six months ended June 30, 2001, as compared to $4.1 million in the same period in 2000. Realized gains amounted to $310,000 in the six months ended June 30, 2001 compared to a loss of $240,000 in the same period in 2000. This is the result of increases in the market value of fixed income securities, as well as improved yields on the investment portfolio due to a reduction in municipal bonds held.

         Other income decreased $739,000 in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This is due to reclassification of a ceding commission received on the Company's reinsurance program in 2001.

         Losses and loss adjustment expenses (LAE) increased less than 1% or $100,000 in the six months ended June 30, 2001, to $33.6 million from $33.5 million in the comparable period in 2001, resulting in a loss ratio of 98.5% in the six months ended June 30, 2001 compared to 88.0% in the comparable period in 2000. The increase in the loss ratio is primarily due to the decrease in earned premium and the increase in adverse development for prior years, particularly in the commercial workers compensation line.

         Losses and LAE for Transportation lines increased only $156,000 or less than 1% in the six months ended June 30, 2001, over the comparable period in 2000, due to improved loss ratios on American Country's Illinois business. Although the dollar amount of losses increased, the loss ratio for this line decreased in the first six months of 2001. The loss ratio for this line in the six months ended June 30, 2001 was 78.6% compared to 83.2% in the comparable period in 2000. This decrease is attributable to both a lower frequency and severity of claims for this line.

         The loss ratio for hospitality lines increased to 106.9% compared to 91.6% in the same period in 2000, which is primarily the result of reduced premium earned and increased property losses on the non-Illinois book. The loss ratio was further increased due to the quota-share agreement, which does not provide for the ceding of loss adjustment expense.

         Commercial lines experienced a significant increase in the loss ratio in the six months ended June 30, 2001. The increase was most significant in workers compensation, but also rose substantially for the commercial multiple peril products. The loss ratio was 191.6% in the six months ended June 30, 2001, compared to 96.6% in the comparable period in 2000. This increase is primarily attributable to continuing adverse development on prior years during the first half of 2000. The loss ratio was further increased due to the quota-share agreement, which does not provide for the ceding of loss adjustment expense.

         Amortization of deferred policy acquisition costs decreased $1.6 million in the six months ended June 30, 2001. This is a direct result of American Country's reduced premium writings, which resulted in lower commission expense. Additionally, amortization of deferred policy acquisition costs is reduced by the ceding commission received under the various reinsurance agreements.

         Administrative and general expenses increased $27,000, or approximately 1.5% in the six months ended June 30, 2001.

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

         On October 5, 1999, the Company entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the first installment of $1.0 million is due April 30, 2002 and the term of the loan was extended to six years. The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

         In February 2001, the $7.0 million revolving credit agreement was reduced to $5 million. The revolving credit agreement has a maturity of 364 days, with a commitment fee of .25% per annum on the unused portion.

         The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenant being the ratio of debt to equity. The Company was in compliance with all covenants of the agreement as of June 30, 2001.

         At June 30, 2001, the Company's total assets of $228.6 million was comprised of the following: Cash and investments, 61.7%; premiums receivable, 16.0%; reinsurance recoverables, 14.8%; deferred expenses (policy acquisition costs and deferred taxes) 4.9%; fixed assets, 0.4%; accrued investment income,
 .8%; income taxes recoverable, 1.0% and other assets, .4%.

         The Company's subsidiaries seek to maintain liquid operating positions and follow investment guidelines and state regulations for investments that are intended to provide for an acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet its obligations and, as to the Company"s insurance subsidiary, maintaining a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

         The following table provides a profile of the Company's fixed maturities investment portfolio by rating at June 30, 2001:


                                        Fair      Percent
     S&P/Moody's Ratings(1)             Value     of Total
                                        -----     --------
     AAA/Aaa (including US
       Treasuries of $9,243)          $ 61,282      46.0%
     AA/Aa                              13,931      10.4%
     A/A                                35,526      26.6%
     BBB/Baa                            15,765      11.8%
     All other                           6,836       5.1%
                                       -------      ----

     Total                            $133,340     100.0%
                                      ========     =====


(1) Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investers Service, Inc.

         Cash flow used by operations for the quarter ended June 30, 2001 was $98,000, as compared to cash provided of $2.53 million for the same period in 2000. Such amounts were adequate to meet all obligations during the periods. The decrease in cash flow provided for the quarter ended June 30, 2001, as compared to the same period in 2000 is attributable to decreased premium writings and increased claim payments in the current period, as compared to the comparable period in 2000.

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

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to Vote of Security Holders

      (a) The annual meeting of stockholders of American Country Holdings Inc. was held on June 7, 2001.

      (b) All director nominees were elected.

      (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

          (1)      Election of Directors

                   Director                   Votes Received     Votes Against
                   --------                   --------------     -------------
                   Martin L. Solomon            5,807,784            5,725
                   William J. Barrett           5,807,784            5,725
                   Edwin W. Elder               5,807,784            5,725
                   John A. Dore                 5,807,784            5,725
                   Wilmer J. Thomas, Jr.        5,807,784            5,725
                   Richard J. Konrad            5,807,784            5,725

          (2) Authorization and Approval of the Issuance of Common Stock upon the exercise of the Class A Warrants and Series A Preferred Stock.


                                   VOTES CAST




                                                              BROKER
              FOR            AGAINST        ABSTAIN           NONVOTE
              ---            -------        -------           -------
           4,697,086         19,102          23,176           1,074,145


          (3) Ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ended December 31, 2001.

                                   VOTES CAST


                                                              BROKER
              FOR            AGAINST        ABSTAIN           NONVOTE
              ---            -------        -------           -------
           5,792,169          2,590          18,750           0


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

         Date:  August 13, 2001


                                        AMERICAN COUNTRY HOLDINGS INC.
                                        (Registrant)



                                        By: /s/ Karla M. Violetto
                                            -------------------------------
                                            Vice President and Chief
                                            Financial Officer