Form 10-Q
period 2001-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 2001-11-14
CIK 315411

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to _______

                         Commission File Number 0-22922


                         AMERICAN COUNTRY HOLDINGS INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                 Delaware                                   06-0995978
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


             222 North LaSalle Street, Chicago, Illinois    60601-1105
          -------------------------------------------------------------
          (Address of principal executive office)           (Zip Code)


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

     [x] Yes   [ ] No

     The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding November 9, 2001 was 9,613,503.


================================================================================

                         AMERICAN COUNTRY HOLDINGS INC.

                                                                            PAGE
                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets at
          September 30, 2001 (Unaudited)
          and December 31, 2000 ...........................................    3

          Consolidated Statements of Income
          (Unaudited) for the Nine Months and Three Months
          Ended September 30, 2001 and 2000 ...............................    4

          Consolidated Condensed Statements of Cash Flows
          (Unaudited) for the Nine Months
          Ended September 30, 2001 and 2000 ...............................    5

          Consolidated Condensed Statements of Comprehensive
          Income (unaudited)for the Nine Months and Three
          Months Ended September 30, 2001 and 2000 ........................    6

          Notes to Consolidated Financial
          Statements (Unaudited) ..........................................    7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................   16

PART II - OTHER INFORMATION

     Item 1.  Effect of Terrorist Attacks on our Business..................   24
     Item 2.  Legal Proceedings ...........................................   24
     Item 3.  Changes in Securities .......................................   24
     Item 4.  Defaults upon Senior Securities .............................   24
     Item 5.  Submission of Matters to a
               Vote of Security Holders ...................................   24
     Item 6.  Other Information ...........................................   24
     Item 7.  Exhibits and Reports on Form 8-K ............................   24

Signature .................................................................   25

                         AMERICAN COUNTRY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  (Unaudited)
                                                 September 30,     December 31,
                                                      2001             2000
                                                   ---------        ---------
ASSETS

Investments:
Available-for-sale
    Fixed maturities - At fair value
    (amortized cost:  2001 - $122,864;
    2000 - $125,346) ....................          $ 127,100        $ 126,457
    Equity securities - At  fair value
    (cost:  2001 - $2,960;
     2000 - $1,636) .....................              2,993            1,640
Collateral loans (at amortized cost,
 which approximate fair value) ..........              1,554            2,005
                                                   ---------        ---------
Total investments .......................            131,647          130,102

Cash and cash equivalents ...............              6,124           16,790
Premiums receivable (net of allowance:
 2001 - $420; 2000 - $386) ..............             23,744            5,482
Reinsurance recoverable .................             26,145           22,880
Deferred income taxes ...................              4,148            5,438
Deferred policy acquisition cost ........              5,046            3,185
Accrued investment income ...............              1,584            1,808
Property and equipment ..................              1,049              633
Income Taxes recoverable ................              6,286            2,018
Receivable for securities ...............              4,393                0
Other assets ............................              2,484            1,382
                                                   ---------        ---------

Total assets ............................          $ 212,650        $ 189,718
                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Unpaid losses and loss
   adjustment expense ...................          $ 136,876        $ 114,694
  Unearned premiums .....................             25,766           17,464
  Note payable ..........................             10,750           10,750
  Accrued expenses ......................              5,931            3,070
  Reinsurance payable ...................              1,572                0
  Other liabilities .....................                  0              919
                                                   ---------        ---------

Total liabilities .......................            180,894          146,897
                                                   ---------        ---------

Stockholders' equity:
  Common stock - $.01 par value:
    Authorized - 60,000,000 shares
    Issued and outstanding - shares:
     2001 - 9,600,611;
     2000 - 9,041,237 ...................                 96               90
  Preferred stock - $.10 par value:
    Authorized - 2,000,000 shares;
     issued and outstanding - shares:
      2001 - 305,000; 2000 - 405,000 ....                 31               41
  Additional paid-in capital ............             42,821           42,828
  Accumulated other comprehensive
   income ...............................              3,583              902
  Retained earnings .....................            (14,775)          (1,040)
                                                   ---------        ---------
Total stockholders equity ...............             31,756           42,821
                                                   ---------        ---------
Total liabilities and stockholders
 equity .................................          $ 212,650        $ 189,718
                                                   =========        =========

See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Nine Months                        Three Months
                                                Ended September 30,                 Ended September 30,
                                               2001              2000              2001             2000
                                              -------           -------         --------         ----------
                                                        (in thousands except per share data)
REVENUES:
  Premiums earned ........................   $ 51,040           $57,828         $ 16,957           $ 19,778
  Net investment income ..................      6,499             6,240            1,861              2,141
  Net realized gains (losses)on
   investments ...........................        (70)             (319)            (380)               (79)
  Other income ...........................        109               222               40               (586)
                                             --------           -------         --------         ----------
  Total revenues .........................     57,578            63,971           18,478             21,254

  LOSSES AND EXPENSES:
  Losses and loss
   adjustment expenses ...................     64,103            51,914           30,535             18,446
  Amortization of deferred
   policy acquisition costs ..............      8,841             8,976            4,409              2,956
  Administrative and general
   expenses ..............................      2,031             2,733              172                901
                                             --------           -------         --------         ----------
  Total losses and expenses ..............     74,975            63,623           35,116             22,303
                                             --------           -------         --------         ----------

  Operating income (loss) ................    (17,397)              348          (16,638)            (1,049)
                                             --------           -------         --------         ----------
  Interest Expense .......................        452               617              124                207
                                             --------           -------         --------         ----------

  Income (loss) before income taxes ......    (17,849)             (269)         (16,762)           (1,256)

  Provision for income tax ...............     (4,284)             (198)          (4,067)              (376)
                                             --------           -------         --------         ----------
Net income (loss) ........................   $(13,565)          $   (71)        $(12,695)          $   (880)
                                             ========           =======         ========         ==========
 Basic and dilutive
 earnings per share ......................   $  (1.53)          $  (.01)        $  (1.33)          $   (.11)
                                             ========           =======         ========         ==========

See Notes to the Consolidated Financial Statements

                         AMERICAN COUNTRY HOLDINGS INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine months ended
                                                           September 30,
                                                     2001                2000
                                                   --------            --------
                                                          (in thousands)

Net cash provided (used) by operating activities   $(12,200)           $  2,998
                                                   --------            --------
INVESTING ACTIVITIES
Fixed maturities - available-for-sale:
  Purchases ....................................    (53,076)            (77,264)
  Sales ........................................     10,638              66,486
  Maturities, calls, and prepayments ...........     45,723               8,709
Equity securities - available-for-sale:
  Purchases ....................................     (1,677)             (1,283)
  Sales ........................................        380                --
Sale or maturity of other investments ..........        449                 544
Property, equipment and other ..................       (726)               (125)
                                                   --------            --------
Net cash provided (used) by investing
 activities ....................................      1,713              (2,933)
                                                   --------            --------
FINANCING ACTIVITIES
Payment on note payable ........................       --                  (400)
Payment of preferred dividend ..................       (167)               --
Proceeds (charges)
 from issuance of options, warrants or stock ...        (12)                 11
                                                   --------            --------
Net cash used by financing activities ..........       (179)               (389)
                                                   --------            --------
Net decrease in cash ...........................    (10,666)               (324)
Cash at beginning of period ....................     16,790               4,973
                                                   --------            --------
Cash at end of period ..........................   $  6,124            $  4,649
                                                   ========            ========


See Notes to the Consolidated Financial Statements.

                         AMERICAN COUNTRY HOLDINGS INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                Nine months ended    Three Months Ended
                                                  September 30,         September 30,
                                                 2001       2000       2001       2000
                                               --------    ------    --------    ------
Net income (loss) ..........................   $(13,565)   $  (71)   $(12,695)   $ (880)

Other comprehensive income:
  Unrealized gain (loss) on investments -
   net of reclassification adjustments .....      4,062     2,114       2,982     1,604
  Deferred income tax benefit (expense)
   on changes ..............................     (1,381)     (719)     (1,014)     (546)
                                               --------    ------    --------    ------
Other comprehensive income (loss) ..........      2,681     1,395       1,968     1,059
                                               --------    ------    --------    ------
Comprehensive income (loss) ................   $(10,884)   $1,324    $(10,727)   $  179
                                               ========    ======    ========    ======

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

     The interim financial data as of September 30, 2001 and for the nine months ended and three months ended September 30, 2001 and September 30, 2000 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to presentation followed in 2001.

     Earnings per share information is presented on the basis of weighted average shares outstanding for the period, restated for a one-for-four reverse stock split effective at the close of business on May 8, 2000.

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effect of options and warrants. Net income available to common shareholders is equal to net income less preferred stock dividends. Dilutive earnings per share is computed based on the weighted-average number of common shares outstanding, plus the dilutive effect of convertible preferred stock, options and warrants. The dilutive effect of convertible preferred stock, options and warrants is calculated under the treasury stock method using the average market price for the period. Because the Company is in a net loss position for all periods presented, common share equivalents are anti-dilutive, and therefore not included in the computation.

     Earnings per share is calculated as follows (in thousands except per share data):

                                                        Nine months ended      Three months ended
                                                          September 30,            September 30,
                                                        2001        2000         2001        2000
                                                      --------    --------    --------    --------
Net income (loss) ...............................     ($13,565)   ($    71)   ($12,695)   ($   880)
Less: preferred stock dividend ..................         (167)          0         (46)          0
                                                      --------    --------    --------    --------
Income (loss) available to common shareholders ..      (13,732)        (71)    (12,740)       (880)
                                                      ========    ========    ========    ========

Weighted average basic shares outstanding .......        9,007       8,041       9,582       8,035


Basic and dilutive earnings per share ...........     ($  1.53)   ($  0.01)   ($  1.33)   ($  0.11)

     In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS

133). The Company had no derivatives as of January 1, 2001. Initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in a pre-tax decrease to nine month 2001 earnings of $781,000. This amount related to the Company's convertible investments, which were purchased in the first quarter of 2001 to diversify the portfolio. Because the Company already carried its investments at fair value through other comprehensive income, there was an equal and offsetting adjustment of $781,000, to stockholders' equity (accumulated other comprehensive income). See Note C. for a complete discussion of the Company's adoption of these accounting pronouncements.

On January 1, 2001, American Country adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which American Country conducts business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. American Country's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of approximately $2.9 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities. This change had no impact on net earned premiums or net income.

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

     Embedded derivatives are classified as fixed maturities or equity securities in the Consolidated Balance Sheets, consistent with the host instruments. The change in the market value of the embedded derivatives resulted in a pre-tax loss of approximately $781,000 for the nine months ended September 30, 2001, and has been recorded as a realized investment loss in the consolidated statement of income.

D.   CAPITAL STOCK

     On May 8, 2000, the Company effected a one-for-four reverse stock split. No fractional shares were issued as a result of the reverse stock split. The number of common shares issued and outstanding have been restated for all periods presented. Preferred dividends of $167,250 were declared and paid by the Company on the Series A Preferred Stock during the nine-month period ended September 30, 2001. The Company has two classes of warrants, Common Warrants and Class A Common Warrants. At September 30,

2001, the Company had 2,019,424 Common Warrants outstanding. The warrants allow the warrant holder to purchase .5475 shares of Common Stock at a price of $7.32 through August 31, 2002. At September 30, 2001, the Company had 814,286 Class A Common Warrants outstanding. The warrants allow the warrant holder to purchase 1
(one) share of Common Stock at a price of $1.925 through December 29, 2005. At September 30, 2001, the Company had 305,000 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock has a stated value of $10 and an initial conversion price of $1.75 per share. Shares of the Series A Convertible Preferred Stock accrue dividends on a quarterly basis at an annual rate of 6% of the per share value. Dividends are cumulative and accrue, whether or not declared by the Board of Directors, but are payable only when and if declared by the Board. The holders of the Series A Convertible Preferred Stock are entitled to vote together as a class with the Common Stock. Based on the stated value and conversion price, the preferred stockholders are entitled to 1,742,855 votes. Common shares outstanding on September 30, 2001 were 9,600,611.

E.   STOCK OPTION PLAN

     The Company has established a Stock Option Plan (the "Plan"), as amended, under which options to purchase shares up to a total amount equal to five percent (5%) of the shares issued and outstanding on the January 1st last preceding the grant date. Stock options granted under this Plan, which may be either incentive stock options or nonqualified stock options for federal income tax purposes, expire up to ten years after date of grant and become exercisable over a three year period. Employees who have left the Company have 90 days to exercise their options. On June 7, 2001, the Company granted additional options to purchase 214,325 shares of common stock for $2.18 per share to certain of its directors, officers and employees. These options vest at 33 1/3% per year and are fully exercisable two years from the date of grant. These options expire five years from the date of grant. At September 30, 2001, the Company had 1,425,054 options outstanding with exercise prices ranging from $2.18 per share to $13.00 per share.

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

G.   REINSURANCE

     The components of the net reinsurance recoverable balances in the accompanying balance sheets were as follows:

                                                    September 30,  December 31,
                                                        2001          2000
                                                    ---------------------------
                                                         (In thousands)

     Ceded paid losses recoverable ............       $ 3,859       $ 1,530
     Ceded unpaid losses and loss
      adjustment expenses ("LAE") .............        19,474        16,318
     Ceded unearned premiums ..................         2,812         5,032
                                                      -------       -------
     Total ....................................       $26,145       $22,880
                                                      =======       =======

     The components of the reinsurance ceded relating to the accompanying statements of income were as follows:

                                                 Nine months ended September 30,
                                                      2001            2000
                                                 ------------------------------
                                                        (In thousands)

     Ceded premiums earned ................         $16,512         $ 6,540
     Ceded incurred losses ................          23,210           4,331
     Ceded incurred LAE ...................           1,826             520


                                                Three months ended September 30,
                                                        2001           2000
                                                -------------------------------
                                                          (In thousands)

     Ceded premiums earned ..................         $4,661         $2,221
     Ceded incurred losses ..................          6,882          2,216
     Ceded incurred LAE .....................          1,816            115

     The effect of reinsurance on premiums written and earned for the periods ended September 30, 2001, and 2000 was as follows:

                                         Nine months ended September 30,
                                      2001                           2000
                                                 (In Thousands)
                                     Premiums                      Premiums
                                     --------                      --------
                            Written         Earned          Written         Earned
                            --------        --------        --------        --------
     Direct .........       $ 74,680        $ 66,222        $ 74,290        $ 63,096
     Assumed ........          1,174           1,330           1,027           1,272
     Ceded ..........        (14,292)        (16,512)         (9,947)         (6,540)
                            --------        --------        --------        --------
     Net ............       $ 61,561        $ 51,040        $ 65,370        $ 57,828
                            --------        --------        --------        ========

                                        Three months ended September 30,
                                      2001                           2000
                                                 (In Thousands)
                                     Premiums                      Premiums
                                     --------                      --------
                            Written         Earned          Written         Earned
                            --------        --------        --------        --------
     Direct .........       $  6,035        $ 21,239        $ 10,062        $ 21,573
     Assumed ........            265             379             361             426
     Ceded ..........         (2,720)         (4,661)         (4,200)         (2,221)
                            --------        --------        --------        --------
     Net ............       $  3,579        $ 16,957        $  6,223        $ 19,778
                            --------        --------        --------        ========


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

Segment revenues for the nine months ended September 30, were (in thousands):

                                                           2001            2000
                                                         -------         -------
SEGMENT REVENUES
Transportation .................................         $42,924         $43,432
Hospitality ....................................           5,308           7,078
Other Commercial ...............................           9,066          12,067
Personal Lines .................................               0              11
Other ..........................................              97             854
                                                         -------         -------
         Total Segment Revenues ................          57,395          63,442
                                                         -------         -------
Other reconciling items:
Investment and other income not
attributable to segments .......................             184             529
                                                         -------         -------
Total revenues .................................         $57,579         $63,971
                                                         =======         =======

Segment operating profit (loss) for the nine months ended September 30, were (in thousands):

                                                       2001        2000
                                                     --------    --------
SEGMENT OPERATING PROFIT (LOSS)
Transportation ...................................   $ (1,873)   $  6,120
Hospitality ......................................     (2,474)     (1,230)
Other Commercial .................................    (13,362)     (5,406)
Personal Lines ...................................         31        (233)
Other ............................................         97         854
                                                     --------    --------
    Total segment operating profit (loss) ........    (17,581)        465
                                                     --------    --------
Other reconciling items:
Investment and other income not
 attributable to segments ........................        184         529
General corporate expenses .......................          0        (646)
Other expenses, net ..............................          0           0
                                                     --------    --------
Total adjustments ................................        184        (117)
                                                     --------    --------

    Total operating profit (loss) ................   $(17,397)   $    348
                                                     ========    ========

Segment revenues for the three months ended September 30, were (in thousands):

                                                       2001        2000
                                                     --------    --------
SEGMENT REVENUES
Transportation ...................................   $ 14,436    $ 15,068
Hospitality ......................................      1,950       2,255
Other Commercial .................................      2,785       3,607
Personal Lines ...................................          0           5
Other ............................................       (507)        194
                                                     --------    --------
    Total Segment Revenues .......................     18,664      21,129

Other reconciling items:
Investment and other income not
 attributable to segments ........................       (186)        125
                                                     --------    --------
Total revenues ...................................   $ 18,478    $ 21,254
                                                     ========    ========

Segment operating profit (loss) for the three months ended September 30, were (in thousands):

                                                           2001           2000
                                                        --------       --------
SEGMENT OPERATING PROFIT (LOSS)
Transportation ...................................      $ (5,743)      $  1,098
Hospitality ......................................        (2,071)          (476)
Other Commercial .................................        (8,556)        (1,734)
Personal Lines ...................................          (106)           (79)
Other ............................................          (421)           194
                                                        --------       --------
  Total Segment operating profit (loss) ..........       (16,897)          (997)

Other reconciling items:
Investment and other income not
 attributable to segments ........................          (186)           125
General corporate expenses .......................           445           (271)
Other expenses, net ..............................             0             94
                                                        --------       --------

Total adjustments ................................           259            (52)
                                                        --------       --------
         Total operating profit (loss) ...........      $(16,638)      $ (1,049)
                                                        ========       ========


I.  SUBSEQUENT EVENT

     On May 20, 1999, Frontier Insurance Group, Inc. (which owned approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant.

     On November 2, 2001, a Stipulation of Dismissal was entered and accepted by the Delaware Chancery Court. The Stipulation dismissed the action without prejudice.

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

     Three Months Ended September 30, 2001 compared to Three months Ended September 30, 2000

     Overall premium revenues decreased 13.8% in the third quarter of 2001 to $17.0 million from $19.8 million in the comparable period in 2000, due to various reinsurance agreements entered into in the fourth quarter of 2000, as well as re-underwriting and non-renewal of certain lines of business.

     The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

                            Three Months Ended       Increase (Decrease)
                               September 30,           2001 from 2000
                            ------------------      --------------------
                              2001      2000         Amount     Percent
                            --------   -------      --------    --------
                                          (in thousands)
Transportation lines ....   $ 12,949   $13,289        $(340)      (2.5)%
Hospitality Lines .......      1,653     2,293         (640)     (27.9)
Commercial lines ........      2,355     4,191       (1,836)     (43.8)
Personal lines ..........          0         5           (5)    (100.0)
                            --------   -------      --------    --------
     Totals                 $ 16,957   $19,778      $(2,721)     (13.8)%
                            ========   =======      ========    ========

     Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, decreased in the third quarter of 2001 by 2.5% to $12.9 million, as compared to $13.3 million in 2000. This is due to a quota share agreement entered into on October 1, 2000. Under this agreement, as amended, American Country cedes 10% of the earned premium from the transportation lines.

     Premium revenues for hospitality lines decreased 27.9% to approximately $1.65 million, as compared to $2.3 million for 2000. This decrease is attributable to non-renewal of the unprofitable non-Illinois business.

     Premium revenues for commercial lines decreased 43.8% to $2.35 million in the third quarter of 2001, as a result of strict re-underwriting of these lines prior to April 1, 2000, and also to management's decision to non-renew this book of business effective March 31, 2001.

     Net investment income decreased 13.1%, to $1.9 million in the third quarter of 2001, as compared to $2.1 million in the comparable period in 2000. Realized losses amounted to $380,000 in the third quarter of 2001, compared to losses of $79,000 in the comparable period in 2000.

     Other income increased $626,000 in the third quarter of 2001. This is due to reclassification of a ceding commission received on American Country's reinsurance program in 2000.

Losses and loss adjustment expenses (LAE) increased 65.5% or $12.1 million in the third quarter of 2001, to $30.5 million in the third quarter of 2001, from $18.4 million in the third quarter of 2000, resulting in a loss ratio of 180.1% in the third quarter of 2001 compared to 93.3% in the comparable period in 2000. This includes reserve strengthening for prior accident years of approximately $15.0 million in the third quarter. This reserve strengthening was based on a management review of two actuarial studies conducted by American Country's actuary and a third-party consulting actuary.

     These studies indicate that the losses for several lines of business are developing at ratios much higher than originally projected. The bulk of the reserve increases were in the 1999 and 2000 accident years.

     Losses and LAE for transportation lines increased $6.0 million in the third quarter of 2001, or 59.5% over the comparable period in 2000. The loss ratio for this line increased to 124.5% as compared to 76.0% for the same period in 2000. This increase in the loss ratio was primarily due to adverse development on the non-Illinois book in prior years. Due to lack of historical data, the prior actuarial projections were based on American Country's Illinois book, which has historically been very profitable. Now that more data recently became available for the non-Illinois book, the projected loss ratios have increased substantially. This is primarily due to increased frequency of claims in states other than Illinois.

     Losses and LAE for hospitality increased $1.1 million, or 44.6% over the comparable period in 2000. The loss ratio for hospitality lines increased to 216.5% compared to 107.9% in the same period in 2000. This is the result of both reduced earned premium in 2001 and adverse development in the non-Illinois book from prior years that was recognized in the current period. The adverse development was caused by an increase in severity of liability claims made under the commercial multiple-peril restaurant policies.

     Commercial lines experienced a $4.9 million, or 85.5% increase in losses and LAE that resulted in a loss ratio of 456.0% in the third quarter of 2001 as compared to 138.2% in the comparable period in 2000. The increase in losses was due to continuing adverse development in prior years as well as higher than expected losses for the current accident year. The increase in the loss ratio is due to both reduced earned premium in 2001 and adverse development from prior years that was recognized in the current period. With respect to workers compensation lines, the adverse development is attributable to several factors, including inadequate pricing, increasing medical costs, higher wage bases, and increased lengths of disability. Losses for liability claims have also developed unfavorably. This is the result of an increase in the severity of claims, partially the result of increasing levels of court awards.

     Amortization of deferred policy acquisition costs increased approximately $1.45 million in the third quarter of 2001 due to the run-off of higher commission business, as a result of the decreased writings for commercial and hospitality business.

     Administrative and general expenses decreased $728,000 or 80.9% in the third quarter of 2001, due to decreased marketing and underwriting expenses incurred as a result of slowing the geographic expansion.

     Interest expense decreased $83,000 or 40.1% in the third quarter of 2001. This is due to the changes in the debt structure noted under the caption "Liquidity and Capital Resources" as well as interest rate reductions.

     Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Overall premium revenues decreased 11.7% in the nine months ended September 30, 2001 to $51.0 million from $57.8 million in the comparable period in 2000, due to the re-underwriting and non-renewal of the commercial and non-Illinois hospitality lines. Beginning in April, 2000, these lines were subject to a quota share agreement, which further reduced the net earned premium.

     The following table sets forth the net premiums earned by the principal lines of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from period to period:

Net Premiums Earned

                         Nine months ended   Increase (Decrease)
                           September 30,        2001 from 2000
                         -----------------   -------------------
                          2001      2000      Amount    Percent
                          ----      ----      ------    -------
                                     (in thousands)

Transportation lines ... $38,681   $37,406    $ 1,276      3.4%
Hospitality lines ......   4,635     6,735     (2,100)   (31.2)
Commercial lines .......   7,725    13,676     (5,591)   (43.5)
Personal lines .........       0        11        (11)  (100.0)
                           -----      ----   --------    -----
     Totals ............ $51,040   $57,828   $ (6,788)   (11.7)%
                         =======    ======   =========   -----


     Premium revenues for transportation lines, which consist of taxicab and limousine liability and physical damage programs, expanded in the nine months ended September 30, 2001 by 3.4% to $38.7 million from $37.4 million, over the comparable period in 2000. This increase is primarily due to increased writings in the Chicago taxi market, as well as rate increases in other geographical areas, particularly in the state of New York, offset by a quota share agreement entered into on October 1, 2000. Under this agreement, as amended, American Country cedes 10% of the earned premium from the transportation lines.

     Premium revenues for hospitality lines decreased 31.2% to approximately $4.6 million as compared to $6.7 million for 2000. This decrease is due to a quota share agreement entered into on April 1, 2000. Under the agreement, 30% of the hospitality premiums written from April 1, 2000 through June 30, 2000, and 50% of hospitality premiums written from July 1, 2000 through March 31, 2001 were ceded to a reinsurer.

     Premium revenues for commercial lines experienced a decrease of 43.5% to $7.7 million in the nine months ended September 30, 2001, as compared to $13.7 million for the same period in 2000, the result of both management's decision to non-renew this business effective March 31, 2001 and a quota share agreement entered into on April 1, 2000. Under the agreement, 30% of the commercial premiums written from April 1, 2000 through June 30, 2000, and 50% of commercial premiums written from July 1, 2000 through March 31, 2001 were ceded to a reinsurer. This agreement expired on March 31, 2001.

     The personal lines have been completely run-off, with no premium earned on this line in 2001.

     Net investment income increased $259,000 or approximately 4.2%, to $6.5 million in the nine months ended September 30, 2001, as compared to $6.2 million in the same period in 2000. Realized losses amounted to $70,000 in the nine months ended September 30, 2001 compared to a loss of $318,000 in the same period in 2000. This is the result of increases in the market value of fixed income securities, as well as improved yields on the investment portfolio.

     Other income decreased $113,000 in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This is due to reclassification of a ceding commission received on the Company's reinsurance program in 2001.

     Losses and loss adjustment expenses (LAE) increased 23.5% or $12.1 million in the nine months ended September 30, 2001, to $64.1 million from $51.9 million in the comparable period in 2001, resulting in a loss ratio of 125.6% in the nine months ended September 30, 2001 compared to 89.8% in the comparable period in 2000. This reserve strengthening was based on a management review of two actuarial studies conducted by American Country's actuary and a third-party consulting actuary. These studies indicate that the loss ratios for several lines of business are developing at ratios much higher than originally projected. The bulk of the reserve increases were in the 1999 and 2000 accident years.

     Losses and LAE for Transportation lines increased $9.8 million or 37.0% in the nine months ended September 30, 2001, over the comparable period in 2000, due to adverse development in American Country's non-Illinois business, offset by improved loss ratios on American Country's Illinois business. The loss ratio for this line in the nine months ended September 30, 2001 was 94.0% compared to 70.9% in the comparable period in 2000. Due to lack of historical data, the prior actuarial projections were based on American Country's Illinois book, which has historically been very profitable. Now that more data recently became available for the non-Illinois book, the projected loss ratios have increased substantially. This is primarily due to increased frequency of claims in states other than Illinois.

     The loss ratio for hospitality lines increased to 146.0% compared to 104.8% in the same period in 2000, which is primarily the result of reduced premium earned and increased losses on the non-Illinois book. The loss ratio was further increased due to the quota-share agreement, which does not provide for the ceding of loss adjustment expense. The adverse development was caused by an increase in severity of liability claims made under the commercial multiple-peril restaurant policies.

     Commercial lines experienced a significant increase in losses and LAE, from $18.1 million in 2000 to $21.0 million in 2001, which cause a substantial increase in the loss ratio in the nine months ended September 30, 2001. The increase was most significant in workers compensation, but also rose substantially for the commercial multiple peril products. The loss ratio was 272.2% in the nine months ended September 30, 2001, compared to 132.3% in the comparable period in 2000. This increase is primarily attributable to continuing adverse development on prior years, particularly 1999 and 2000. With respect to workers compensation lines, the adverse development is attributable to several factors, including inadequate pricing, increasing medical costs, higher wage bases, and increased lengths of disability. Losses for liability claims have also developed unfavorably. This is the result of an increase in the severity of claims, partially the result of increasing levels of court awards. The loss ratio was further increased due to the quota-share agreement, which does not provide for the ceding of loss adjustment expense.

     Amortization of deferred policy acquisition costs decreased $135,000 in the nine months ended September 30, 2001. This is due to the ceding commission received under the various reinsurance agreements, which resulted in lower commission expense.

     Administrative and general expenses decreased $701,000, or approximately 25.7% in the nine months ended September 30, 2001.

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

     In February 2001, the $7.0 million revolving credit agreement was reduced to $5 million. On November 7, 2001, the Company made a $500,000 payment on the revolving credit agreement. On November 7, 2001, the revolving credit agreement was reduced from $5.0 million to $2.25 million. The revolving credit agreement matures on December 15, 2001. The Company is currently negotiating with Northern Trust. The Company is also seeking alternative financing sources.

     The line of credit agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenants being the ratio of debt to equity and the minimum statutory surplus requirement. The Company was in compliance with all covenants of the agreement as of September 30, 2001.

     At September 30, 2001, the Company's total assets of $212.7 million was comprised of the following: Cash and investments, 64.8%; premiums receivable, 11.2%; reinsurance recoverables, 12.3%; deferred expenses (policy acquisition costs and deferred taxes) 4.3%; fixed assets, 0.5%; accrued investment income,
 .7%; income taxes recoverable, 3.0% and other assets, 3.2%.

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

     The following table provides a profile of the Company's fixed maturities investment portfolio by rating at September 30, 2001:

                                   Fair      Percent
     S&P/Moody's Ratings(1)        Value     of Total
                                 --------   ----------
     AAA/Aaa (including US
      Treasuries of $4,376) ...   $58,784         46.3%
     AA/Aa ....................    15,444         12.2%
     A/A ......................    32,427         25.6%
     BBB/Baa ..................    14,742         11.5%
     All other ................     5,703          4.4%
                                 --------   ----------

     Total ....................  $127,100        100.0%
                                 ========   ==========

(1) Ratings are assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service, Inc.

     Cash flow used by operations for the quarter ended September 30, 2001 was $12.2 million, as compared to cash provided of $3.0 million for the same period in 2000. The decrease in cash flow provided for the quarter ended September 30, 2001, as compared to the same period in 2000 is attributable to decreased premium writings as compared to the comparable period in 2000, as well as increased claim payments in 2001.

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

     Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of future attacks or retaliation, general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The Company disclaims any obligation to update forward-looking information.

                                     PART II
                                OTHER INFORMATION

Item 1. Effect of Terrorist Acts on our Business

     The terrorist acts of September 11, 2001, the military response, the actual and perceived threat of further terrorist acts and future possible military and political actions have created an atmosphere of economic uncertainty in the United States and our results may be impacted by the adverse macroeconomic effect of those events, especially if the conditions persist. As a result of the attacks on September 11, we did not suffer the loss of any employees or assets. However, because both the transportation and hospitality lines are heavily dependent upon travel and tourism, our customers have faced slowdowns in their businesses, which may have a material effect on our business. While we have taken all prudent precautions against foreseeable threats, recent events have proven that the object of terrorist activities is inherently uncertain. Any terrorist occurrence may have a material adverse effect on our financial position, cash flow or profit from operations in any reporting period.

Item 2. Legal Proceedings

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

     On May 20, 1999, Frontier Insurance Group, Inc. (which owned approximately 25% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant.

     On November 2, 2001, a Stipulation of Dismissal was entered and accepted by the Delaware Chancery Court. The Stipulation dismissed the action without prejudice.

Item 3. Changes in Securities
        None.

Item 4. Defaults upon Senior Securities
        None.

Item 5. Submission of Matters to Vote of Security Holders
        None.

Item 6. Other Information
        None.

Item 7. Exhibits and Reports on Form 8-K

     a.   Exhibits:
          None.

     b.   Reports on Form 8-K:
          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 14, 2001


                                        AMERICAN COUNTRY HOLDINGS INC.
                                        (Registrant)



                                        By:  /s/ Karla M. Violetto
                                            --------------------------
                                            Vice President and Chief
                                            Financial Officer