Form 10-Q/A
period 2001-09-30
AMERICAN COUNTRY HOLDINGS INC
filed 2001-12-07
CIK 315411

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


I.  SUBSEQUENT EVENTS

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

     On November 7, 2001, the amount available under the Company's revolving credit facility was reduced to $2.25 million and the due date was extended to January 1, 2002. On November 7, 2001, the Company made a $500,000 payment on the revolving credit agreement to reduce the outstanding balance to $2.25 million.

J. Debt and Line of Credit Agreements

     This footnote is submitted for the first time in the Form 10-Q/A for the period ended September 30, 2001. We were in discussions with our lender, The Northern Trust, regarding our indebtedness both prior and subsequent to our initial filing of this Form 10-Q on November 14, 2001. We have amended our filing to better describe the risks and uncertainties related to our liquidity situation.

     On October 5, 1999, the Company entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the principal repayments are scheduled as follows:

         $1 million due on 04/30/02
         $2 million due on 04/30/03
         $2 million due on 04/30/04
         $2 million due on 04/30/05
         $1 million due on 04/30/06


     The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

     In February 2001, the $7.0 million revolving credit facility was reduced to $5 million. Of the $5 million available, $2.75 million was outstanding at September 30, 2001. The revolving credit facility had a termination date of November 7, 2001, with a commitment fee of .25% per annum on the unused portion, and an interest rate of LIBOR + 1.25%.

     The loan agreement contains various covenants and conditions for prepayment, the most restrictive covenants being the ratio of debt to capitalization and the minimum shareholders equity requirement.

     At September 30, 2001, the Company was in violation of the minimum shareholders equity covenant requirement of $38.5 million. On November 7, 2001, the bank waived this covenant for the period from September 30, 2001 through January 1, 2002. The Company was in compliance with all other financial covenants.

     On November 7, 2001, the amount available under the revolving credit facility was reduced to $2.25 million and the due date was extended to January 1, 2002. On November 7, 2001, the Company made a $500,000 payment on the revolving credit agreement to reduce the outstanding balance to $2.25 million.

     Under the terms of the amended agreement, the bank has the right to terminate the revolving credit facility and demand full and immediate repayment on January 1, 2002. If the Company is unable to cure the existing covenant violation by the end of the waiver period on January 1, 2002, The bank may also declare the term note in default at the expiration of the waiver period and demand full and immediate repayment on January 1, 2002. If such repayments are required, the Company may not have sufficient cash on hand to repay the bank loan. The bank has not expressed a current intent to require immediate repayment of either the term loan or the revolving credit facility and has indicated revised terms will be presented to the Company on or before December 24, 2001. Although the bank and the Company are having negotiations to amend the loan agreements, there can be no assurances that the bank will not require such repayment.

     The Company believes that other financing alternatives would be available in the event that the Company and the bank cannot reach an agreement. However, there is no assurance that acceptable alternatives can be found.

     Although the Company's consolidated assets would be sufficient to repay the bank, a significant portion of the Company's consolidated assets represent assets of the Company's insurance subsidiaries that can only be transferred to the Company in the form of dividends, loans or advances in compliance with the Illinois Insurance Code. The code permits dividends, loans and advances to be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income. For American Country Insurance Company, the Company's principal subsidiary, policyholders' surplus was $27.4 million at September 30, 2001 and the statutory net loss was $14.2 million for the nine months then ended. As such, it is likely the Company would be prohibited from transferring sufficient funds from its subsidiaries to repay the bank if the bank were to request immediate repayment on January 1, 2002.

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

     On October 5, 1999, the Company entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility. Under the $8.0 million term loan, as amended, the principal repayments are scheduled as follows:

         $1 million due on 04/30/02
         $2 million due on 04/30/03
         $2 million due on 04/30/04
         $2 million due on 04/30/05
         $1 million due on 04/30/06


     The interest rate on the term loan, as amended, is based upon LIBOR + 1.25% through April 30, 2004, and LIBOR + 1.50% for the remainder of the term.

     In February 2001, the $7.0 million revolving credit facility was reduced to $5 million. Of the $5 million available, $2.75 million was outstanding at September 30, 2001. The revolving credit facility had a termination date of November 7, 2001, with a commitment fee of .25% per annum on the unused portion, and an interest rate of LIBOR + 1.25%.

     The loan agreement contains various covenants and conditions for prepayment, the most restrictive covenants being the ratio of debt to capitalization and the minimum shareholders equity requirement.

     At September 30, 2001, the Company was in violation of the minimum shareholders equity covenant requirement of $38.5 million. On November 7, 2001, the bank waived this covenant for the period of September 30, 2001 through January 1, 2002. The Company was in compliance with all other financial covenants.

     On November 7, 2001, the amount available under the revolving credit facility was reduced to $2.25 million and the due date was extended to January 1, 2002. On November 7, 2001, the Company made a $500,000 payment on the revolving credit agreement to reduce the outstanding balance to $2.25 million.

     Under the terms of the amended agreement, the bank has the right to terminate the revolving credit facility and demand full and immediate repayment on January 1, 2002. If the Company is unable to cure the existing covenant violation by the expiration of the waiver period on January 1, 2002, The bank may also declare the term note in default at the expiration of the waiver period and demand full and immediate repayment on January 1, 2002. If such repayments are required, the Company may not have sufficient cash on hand to repay the bank loan. The bank has not expressed a current intent to require immediate repayment, of either the term loan or the revolving credit facility and has indicated revised terms will be presented to the Company on or before December 24, 2001. Although the bank and the Company are having negotiations to amend the loan agreements, there can be no assurances that the bank will not require such repayment.

     The Company believes that other financing alternatives would be available in the event that the Company and the bank cannot reach an agreement. However, there is no assurance that acceptable alternatives can be found.

     Although the Company's consolidated assets would be sufficient to repay the bank, a significant portion of the Company's consolidated assets represent assets of the Company's insurance subsidiaries that can only be transferred to the Company in the form of dividends, loans or advances in compliance with the Illinois Insurance Code. The code permits dividends, loans and advances to be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income. For American Country Insurance Company, the Company's principal subsidiary, policyholders' surplus was $27.4 million at September 30, 2001 and the statutory net loss was $14.2 million for the nine months then ended. As such, it is likely the Company would be prohibited from transferring sufficient funds from its subsidiaries to repay the bank if the bank were to request immediate repayment on January 1, 2002.

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

     Date: December 7, 2001


                                        AMERICAN COUNTRY HOLDINGS INC.
                                        (Registrant)



                                        By:  /s/ Karla M. Violetto
                                            --------------------------
                                            Vice President and Chief
                                            Financial Officer