Form 10-K
period 2001-12-31
AMERICAN COUNTRY HOLDINGS INC
filed 2002-03-29
CIK 315411

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

        Yes ☒ No ☐

        The aggregate number of shares of the Registrant's Common Stock, $.01 par value, outstanding March 7, 2002 was 9,624,795.

        The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $5,968,472 on March 7, 2002, based on the closing sales price of the Common Stock on such date.

Documents incorporated by reference: None

        This Report contains a total of 68 pages, excluding exhibits. The Exhibit Index appears on page 68.

AMERICAN COUNTRY HOLDINGS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1. BUSINESS.

General

        American Country Holdings Inc. ("ACHI" or "the Company") is an insurance holding company which has as its direct subsidiaries American Country Insurance Company ("American Country"), American Country Financial Services Corp. ("Financial Services"), American Country Professional Services Corp. ("Professional Services") and American Country Underwriting Agency Inc. Through its subsidiaries, the Company conducts business as a specialty property and casualty insurer and provides premium financing and collateralized loans for certain of American Country's customers. Through its subsidiaries, the Company will provide underwriting management and third party claims administration to other insurance companies in the future.

        American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for the transportation and hospitality industry. Prior to April 1, 2001, American Country also wrote commercial lines insurance for contractors. This business is currently being run-off. American Country's specialty public livery coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and its surrounding suburbs, Connecticut, Indiana, Michigan, Minnesota, New York, Pennsylvania and Wisconsin. American Country has extended its geographic coverage as part of its expansion program for the transportation lines. American Country is licensed in the states of Connecticut, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Wisconsin, and in the District of Columbia, and is currently pursuing a license in Nevada. American Country also is admitted as an excess and surplus lines carrier in 19 states. American Country currently maintains an A.M. Best Company ("A.M. Best") rating of "C++" (Marginal).

        American Country writes transportation and hospitality insurance. Transportation lines, which include automobile liability and physical damage coverages for taxicabs and limousines, and workers compensation for taxicab drivers in Chicago, accounted for 77.1% of total gross premiums written in 2001. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 13.7% of total gross premiums written in 2001. Commercial lines, which include multi-peril risks and workers' compensation, primarily for contractors, accounted for 9.2% of total gross premiums written in 2001. American Country's business is written by salaried employees and through approximately 25 independent insurance producers located in the states in which American Country is licensed.

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

Insurance Lines

        American Country currently writes business in two areas of insurance: transportation and hospitality. American Country's major insurance niche markets include liability and physical damage for taxicabs and limousines, workers' compensation, multi-peril, automobile and umbrella coverages for specific risks, primarily restaurants. Due to underwriting losses in its contractor commercial lines insurance, American Country decided to exit the contractor market and focus its resources on its other specialty niches and expand them geographically. The non-Illinois hospitality book was also reviewed by management during

2000. This book was re-underwritten throughout 2000 and early 2001. Due to unsatisfactory loss ratios, this book was non-renewed in June 2001.

        The following table sets forth the gross and net premiums for the principal lines of insurance written by American Country and the related percentages of the total gross and net premiums written for the year ended December 31, 2001:

	Gross Premiums Written		Net Premiums Written
	Dollars	Percentage	Dollars	Percentage
	(in thousand)		(in thousand)
Transportation	$64,274	77.1%	$57,949	85.7%
Hospitality	11,384	13.7%	5,993	8.9%
Other Commercial	7,708	9.2%	3,638	5.4%

Total	$83,366	100.0%	$67,580	100.0%

Transportation

        American Country's transportation business is comprised of liability and physical damage insurance for taxis, limousines, ground shuttle, other commercial vehicles and para-transit fleets used to transport individuals to health care providers. It also includes workers' compensation for taxicab drivers in Chicago. American Country's largest taxi customers in Illinois are written on a direct basis by salaried employees of American Country. The remainder of American Country's transportation business is written by independent insurance producers who specialize in this type of business in their geographic regions.

        American Country was originally organized primarily to provide insurance for the cab industry in Chicago. Transportation lines continue to be a major part of American Country's business, accounting for over $64.2 million or 77.1% of American Country's total gross premiums written in 2001. In 2001, 2000 and 1999, the Yellow Cab Company accounted for 9%, 10%, and 14%, respectively, and Checker Taxi Association in Chicago accounted for 7%, 7% and 8%, respectively, of American Country's total gross premiums written. The loss of this business could have a material adverse impact on American Country. American Country anticipates that the percentage of its business from Yellow Cab Company and Checker Taxi Association will become less significant as American Country expands its transportation business into additional geographic areas.

        Transportation business in the Chicago metropolitan area ranged from 41-51% of American Country's net premiums written in the last three fiscal years. Although American Country believes that insuring taxicabs and limousines in the Chicago metropolitan area provides diversity in exposure and spread of risk between urban and suburban environments, having a large portion of the transportation business centered in one geographic area exposes American Country to certain risks, including rate competition from other insurers in the same metropolitan area and the impact of state and local regulation and judicial decisions affecting that area.

        American Country also provides auto liability, physical damage and workers compensation coverage to taxicab associations (other than Yellow and Checker) and individual taxicab owners and operators in Chicago. American Country also provides auto liability coverage to taxi fleets, limousine fleets, ground fleets, para-transit fleets and individual taxi and limousine owners and operators in, Chicago's surrounding communities, downstate Illinois, Connecticut, Indiana, Michigan, Minnesota, Pennsylvania, New York and Wisconsin. It is seeking to expand its transportation business in these areas to proportionally decrease its reliance on the Chicago metropolitan market.

Hospitality

        Hospitality lines, which consist of coverages for restaurants, taverns and banquet halls, accounted for $11.4 million or 13.7% of the total gross premiums written by American Country in 2001. American Country's restaurant program is primarily designed for "white tablecloth" establishments, but does accommodate other types of restaurants, including fast food outlets. In addition to offering commercial property damage, workers compensation, umbrella and commercial auto coverages, American Country also offers specialized coverages for its hospitality customers, which include liquor liability, food spoilage, boiler and machinery and employment practices liability. American Country also offers a separate tavern policy, which is tailored to neighborhood establishments rather than nightclubs.

        Management reviewed the non-Illinois hospitality book during 2000. This book was re-underwritten throughout 2000 and early 2001. Due to unsatisfactory loss ratios, this book was non-renewed in June 2001. American Country continues to write hospitality lines in the state of Illinois, and mono-line liquor liability in the state of Minnesota.

Other Commercial

        Other commercial lines accounted for 9.2% or $7.7 million of 2001 total gross premiums written. American Country wrote general liability, workers' compensation, multi-peril, and umbrella excess for contractors and other commercial businesses, primarily in Illinois and Wisconsin. The commercial business is written by independent agents specializing in these targeted classes.

        American Country's artisan contractors program offered coverages for plumbing, electrical, painting, masonry and carpentry contractors. The artisan contractor program targeted operations of at least 10 employees and up to $5 million in payroll.

        The contractor book was re-underwritten and re-priced beginning in 1999 and through the first quarter of 2001. Although substantial rate increases occurred as a result of the re-underwriting program, this book could not be written at acceptable margins, and effective April 1, 2001, this book was non-renewed.

Reinsurance

        American Country reinsures a portion of its exposure by ceding to reinsurers a portion of the premiums received on the policies that are reinsured. Insurance is ceded primarily to reduce the net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage, it does make the assuming reinsurer liable to the insurer to the extent of the losses reinsured. American Country seeks to maintain its risk exposure at appropriate levels by setting maximum coverage limits by class and type of business. American Country's current reinsurance program is divided into two main sections: (1) Transportation Business and (2) Hospitality and Commercial Lines. A detailed chart of American Country's reinsurance program is set forth below.

        American Country's current business is predominantly reinsured by General Reinsurance Corporation (rated "A++" by A.M. Best). The decision to place the reinsurance with General Reinsurance Corporation was based on General Reinsurance Corporation's A.M. Best rating, competitive pricing for the reinsurance and the administrative advantages of transacting with a single reinsurer on the bulk of our claims.

Transportation Reinsurance

        American Country currently purchases excess of loss reinsurance protection for its transportation business. Excess of loss reinsurance requires that a company retain a predetermined dollar amount of loss, known as the "retention." The insurance company is indemnified by the reinsurer for losses which exceed this dollar amount up to the limit of the reinsurance agreement. Any portion of the loss exceeding the limit of the reinsurance agreement is either paid by the company or by other reinsurance agreements. Under its excess of loss program for its transportation business, American Country has a retention of $350,000 and reinsurance coverage of up to $4 million per occurrence. Effective October 1, 2000, American Country entered into a quota share reinsurance agreement with General Reinsurance Corporation, whereby American Country ceded 50% of the in-force, new and renewal business for the Illinois transportation program. On January 1, 2001, the reinsurance agreement was amended to reduce the amount ceded to 10% of the earned new and renewal premium for policies written on or after January 1, 2001. This agreement expired on September 30, 2001.

Commercial and Hospitality Lines Reinsurance

        American Country's commercial and hospitality business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage under the current treaty is as follows:

All Property Business	The reinsurer pays up to $1,650,000 in excess of American Country's retention of $350,000 per risk.
All Casualty Business (excluding workers' compensation)	The reinsurer pays up to $3,650,000 in excess of American Country's retention of $350,000 per occurrence.
Workers Compensation	The reinsurer pays up to statutory limits in excess of American Country's retention of $350,000 per occurrence.

        Property catastrophe reinsurance also is in force, which provides American Country with $3,650,000 of protection after a retention of $350,000 per catastrophic loss occurrence in addition to the multi-line coverage.

        In addition to the treaty limit of $2,000,000, American Country also has an $8,000,000 excess of $2,000,000 semi-automatic facultative treaty in place for all property business.

        Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $5,000,000 per occurrence in excess of $1,000,000 per occurrence. American Country's retention is 5% ($50,000) of the first $1,000,000 excess layer and 2.5% of the next $4,000,000 layer. There is a separate endorsement to the treaty for a nominal number of policies. This endorsement provides coverage of up to an additional $5,000,000 per occurrence in excess of the $5,000,000 per occurrence covered by the original agreement. American Country's retention is 15% of this $5,000,000 layer.

        New York auto liability business is reinsured under a facultative agreement which provides coverage to American Country of $1,500,000 of clash protection after a retention of $500,000 per occurrence. This coverage became effective on March 1, 2001.

        Effective April 1, 2000, American Country entered into a quota share reinsurance agreement. Under the treaty, 30% of the commercial and hospitality net premium for the period of April 1, 2000 through June 30, 2000, and 50% of the commercial and hospitality premium for the period of July 1, 2000 through March 31, 2001, was ceded to General Reinsurance Corporation. This agreement expired on March 31, 2001 and was not renewed because the underlying business was not renewed.

        The following table details American Country's current treaty reinsurance program, including the types of reinsurance and amounts reinsured with each named company for each of American Country's lines of insurance.

AMERICAN COUNTRY HOLDINGS INC.
2001 CEDED Reinsurance Program
For the Period 1/1/01 through 12/31/01
($000)*

Contract	Coverage	Company Retention	Reinsurance Limit	Reinsurances Company	%
First Multi-Line	Excess of Loss	$350	$150 excess of $350 retention	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99
Second Multi-Line	Excess of Loss	N/A	Casualty: $500 excess of $500 covered by First Multi-Line	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99			Property: $500 excess of $500 covered by First Multi-Line
Third Casualty Excess	Excess of Loss	N/A	$3,000 excess of $1,000 covered by First and Second Multi-Line	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99			Workers' Comp only: Follow Form
First Per Claimant/Per Occurrence	Workers' Comp Excess	N/A	$8,000 excess of $4,000 covered by First and Second Multi-Line and Third Casualty Excess	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99			Term limitation: $15,000 Max any one life: $4,000
Third Property Excess	Excess per Risk	N/A	$3,000 excess of $1,000 covered by	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01			First and Second Multi-Line
Third Property Excess	Excess per Risk	N/A	$1,000 excess of $1,000 covered by	General Reinsurance Corporation	100%
Term: Continuous from 7/1/01			First and Second Multi-Line
Umbrella Quota Share	Excess Umbrella Liability	All business: 5% first $1,000	All business: 95% first $1,000	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01		N/A next $9,000	100% next $4,000
Umbrella Quota Share	Excess Umbrella Liability	All business: 5% first $1,000 2.5% next $4,000	All business: 95% first $1,000 97.5% next $4,000	General Reinsurance Corporation	100%

AMERICAN COUNTRY HOLDINGS INC.
2001 CEDED Reinsurance Program
For the Period 1/1/01 through 12/31/01
($000)*

Contract	Coverage	Company Retention	Reinsurance Limit	Reinsurance Company	%
Term: Continuous from 7/1/01
Excess Property Catastrophe		$350/occurrence	$3,650 excess of $350/occurrence	General Reinsurance Corporation	100%
Term: 7/1/99-6/30/01
Excess Property Catastrophe		$500/occurrence	$2,500 excess of $500/occurrence	General Reinsurance Corporation	100%
Term: Continuous from 7/1/01
Other Programs:
Yellow Cab Company (Affiliation)
Special Cover (Affiliation)	Taxi Excess	$350	$150 excess of $350 retention	General Reinsurance Corporation	100%
Contingent Auto Excess	Taxi Excess	N/A	$3,500 excess of $500 covered by Special Cover	General Reinsurance Corporation	100%
Term: Continuous from 7/1/99 (Yellow Cab Company only)			Reinstatement charge (One only)
Illinois Transportation Quota Share
Term: 10/1/00-9/31/01	Taxi Primary	50% of $350 from 10/1/00 to 12/31/00, 10% of $350 from 1/1/01 to 9/30/01	50% of $350 from 10/1/00 to 12/31/00, 10% of $350 from 1/1/01 to 9/30/01	General Reinsurance Corporation	100%
Non-Transportation Quota Share
Term: 4/1/00-3/31/01	Commercial and Hospitality Primary	70% of $350 from 4/1/00 to 6/30/00, 50% of $350 from 7/1/00 to 3/31/01	30% of $350 from 4/1/00 to 6/30/00, 50% of $350 from 7/1/00 to 3/31/01	General Reinsurance Corporation	100%

*
All amounts, except percentages, are in thousands (000).

Assumed Reinsurance

        In October 1999, American Country and Fairfield Insurance Company ("Fairfield") entered into a service agreement and a 100% quota share reinsurance agreement. Pursuant to the terms of the reinsurance agreement, American Country, as the reinsurer, assumes 100% of the premiums and losses of each insurance policy that Fairfield cedes to American Country. The types of policies ceded by Fairfield to American Country consist of transportation lines and hospitality lines. These agreements allowed American Country to write business in states where American Country was not currently licensed.

        The service agreement permitted American Country to underwrite, issue and service on behalf of Fairfield, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Maryland, New Jersey and Rhode Island. American Country received premiums of $488,301 in 2001 for the Fairfield policies it reinsured, from which it paid Fairfield a ceding commission of $105,551. American Country reinsures the business it assumes from Fairfield on the same basis as it reinsures the policies it writes directly.

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

        The service agreement permitted American Country to underwrite, issue and service on behalf of MSI, certain commercial auto liability policies for taxi and livery and commercial multi-peril policies for restaurants in the states of Connecticut, Minnesota, Michigan and New Jersey. American Country received premiums of $37,462 in 2001 for the MSI policies it reinsured. American Country reinsures the business it assumes from MSI on the same basis as it reinsures the policies it writes directly. The quota-share reinsurance and service agreements between American Country and MSI were cancelled in October 1999.

Marketing

        American Country is licensed in Connecticut, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Wisconsin and the District of Columbia. American Country also is authorized to act as an excess and surplus lines insurer in 19 states. American Country markets its insurance products through multiple distribution sources consisting of independent insurance producers, managing general underwriters and directly through salaried employees of American Country. American Country relies on both salaried employees and independent insurance producers to produce its Yellow Cab, Checker Taxi and other Chicago taxicab associations' liability insurance, and on approximately 25 producers and two managing general underwriters to market its other insurance products. American Country selects agents based on their comprehensive knowledge of the industries to which American Country provides coverages and the geographic market in which the agent operates.

        American Country's current marketing plan is to expand its transportation segment by writing additional business in its current markets. American Country began writing taxicab business in Michigan and Wisconsin in 1997. In 1998, American Country wrote a substantial share (25%) of the insurance coverage for independent taxicab operators in Philadelphia and taxi fleets throughout the state of Pennsylvania. American Country also continued its geographic expansion in the states of Indiana, Michigan, Minnesota and Wisconsin by providing insurance for taxicabs and limousines.

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

        Management reviewed the non-Illinois hospitality book during 2000. This book was re-underwritten throughout 2000 and early 2001. Due to unsatisfactory loss ratios, this book was non-renewed in June 2001. American Country continues to write hospitality lines in the state of Illinois, and mono-line liquor liability in the state of Minnesota.

        The following tables set forth for the three years ended December 31, 2001, the gross and net premiums written, whether produced directly by American Country employees or by independent agents:

	Year Ended December 31,
	2001		2000		1999
	Premiums Written	Percent of Total	Premiums Written	Percent of Total	Premiums Written	Percent of Total
	(dollar amounts in thousands)
GROSS PREMIUMS
Transportation	$64,274	77.1%	$57,378	67.1%	$50,908	65.4%
Hospitality	11,384	13.7	12,629	14.8	9,116	11.6
Other Commercial	7,708	9.2	15,490	18.1	17,853	22.9
Personal	0	0	(5)	(0.0)	78	0.1

Total	$83,366	100.0%	$85,492	100.0%	$77,955	100.0%

NET PREMIUMS
Transportation	$57,949	85.7%	$49,301	73.6%	$48,590	65.7%
Hospitality	5,993	8.9	7,131	10.7	7,930	10.7
Other Commercial	3,638	5.4	10,520	15.7	17,388	23.5
Personal	0	0	1	0.0	75	0.1

Total	$67,580	100.0%	$66,953	100.0%	$73,983	100.0%

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

        The following table reflects the loss ratios, expense ratios and combined ratios of American Country, determined in accordance with statutory accounting practices, for the years indicated:

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statutory Combined Ratio
Loss and loss expense ratio	112.6%	94.5%	91.3%	79.6%	88.8%
Expense ratio	23.6%	22.6%	19.4%	21.3%	20.8%

Combined ratio	136.2%	117.1%	110.7%	100.9%	109.6%

        During 1999, American Country posted an additional $3.5 million in Workers' Compensation loss reserves in excess of management's original estimate due to continuing adverse development in prior years. The main reasons for the adverse development were rising medical costs and increased length of disabilities covered under these policies.

        In 2000, due to the continuing adverse development in prior years, management took a more conservative approach to estimating the total loss reserves. The increase in the 2000 loss ratio is the result of increased incurred but not reported ("IBNR") reserves in prior years.

        In 2001, actuarial studies revealed that the losses in several lines of business are developing at a much higher rate than originally projected. The bulk of the development is in the 1999 and 2000 accident years, and is concentrated in the contractor book, the non-Illinois hospitality book, and to a lesser extent, certain areas of the non-Illinois transportation book. In order to bring American Country's loss reserves to the actuarial best point estimate, prior year net reserves were increased by $23.0 million.

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

	2001	2000	1999	1998	1997
Net premiums written during the year	$67,580	$66,953	$73,983	$56,861	$60,078
Statutory-basis capital and surplus at end of year	25,557	40,238	37,173	39,083	34,555
Ratio	2.64 to 1	1.66 to 1	1.99 to 1	1.45 to 1	1.74 to 1

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

        All claims are investigated, supervised, and adjusted by personnel of American Country. In-house counsel for American Country handle the defense of most cases for insureds located in the Chicago Metropolitan Area. All outside counsel are chosen by American Country, and American Country's staff monitors all cases and grants settlement authority on all files.

        Automobile property damage and physical damage reserves are established on a formula case reserve basis. Automobile theft losses and total losses are reserved for the book value of the vehicle as of the time of the loss. All other lines of business are reserved based on an analysis of each individual case. The case based reserve is an estimate of the amount of ultimate payment projected by the personnel of American Country based upon their knowledge of similar cases. All bodily injury claims are reviewed and reserves adjusted thirty days after the file is opened and every six months thereafter for the life of the file. Adjustments are made to reserves at these mandatory intervals or whenever the known exposure changes.

        The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Net reserves for losses and LAE, beginning of year	$98,371	$91,349	$80,465
Incurred losses and LAE for claims relating to:
Current year	53,003	65,881	59,227
Prior years	23,034	2,436	4,389

Total net claims incurred	76,037	68,317	63,616

Losses and LAE payments for claims relating to:
Current year	14,762	22,159	18,368
Prior years	46,025	39,136	34,364

Total net claims paid	60,787	61,295	52,732

Net reserves for losses and LAE, end of year	113,621	98,371	91,349
Total reinsurance recoverable on unpaid losses and LAE	20,283	16,323	13,144

Gross reserves for losses and LAE, end of year	$133,904	$114,694	$104,493

        The $23,034,000 increase in prior years' reserves during 2001 is attributable to reserves strengthening for prior accident years. This includes additional reserves for Workers' Compensation of $11.8 million for accident years 1997 through 2000, Commercial Multiple Peril of $4.1 million for accident years 1997 through 2000 and Commercial Auto Liability of $6.2 million for accident years 1998 through 2000. The adverse development is the result of the continued deterioration of the contractor lines, including workers compensation, commercial multiple peril and commercial auto liability, as well as deterioration in package and auto lines for the non-Illinois hospitality program. Additionally, certain areas of the non-Illinois transportation book developed at a higher rate than expected.

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

        The commercial lines insurance industry has suffered from a prolonged soft market. Pricing pressures have resulted in premium revenue that is inadequate to cover the losses incurred. As a result, American Country has recorded losses that are substantially higher than management's original estimate. Consequently, American Country increased its reserves for the contractor book by $16.2 million, $5.1 million, and $5.0 million in 2001, 2000 and 1999, respectively. American Country began non-renewing this contractor business effective April 1, 2001. Capital constraints, competition and adverse loss experience are the primary reasons for management's decision to exit this line.

        The following table reflects American Country's losses and LAE reserve development, net of estimated salvage and subrogation recoveries, through December 31, 2000, for each of the preceding ten years:

	Cumulative Redundancy (Deficiency)
	(000's only)
	Year Ended December 31,
	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
Reserve for loss and loss expenses net of reinsurance recoverables	$57,846	$62,234	$64,274	$66,494	$74,582	$79,460	$83,973	$80,465	$91,349	$98,371	$113,621
Reserve re-estimate as of:
One year later	56,684	63,751	65,868	66,665	75,577	78,988	84,407	84,854	93,785	121,405
Two years later	60,869	66,607	63,759	67,693	78,628	82,604	91,015	89,672	110,204
Three years later	62,717	63,744	65,559	69,172	79,634	86,277	89,127	96,007
Four years later	60,875	64,040	66,524	68,541	79,624	84,311	92,258
Five years later	61,207	64,770	65,670	68,186	78,236	84,722
Six years later	61,554	64,553	65,497	67,142	79,225
Seven years later	61,484	64,658	65,094	67,613
Eight years later	61,633	64,497	65,364
Nine years later	61,638	64,567
Ten years later	61,891
Cumulative redundancy (deficiency)	(4,045)	(2,333)	(1,090)	(1,119)	(4,643)	(5,272)	(8,285)	(15,542)	(18,855)	(23,034)
Percentage	-7.0%	-3.7%	-1.7%	-1.7%	-6.2%	-6.6%	-9.9%	-19.3%	-20.6%	-19.3%
Reserve for claims and expenses, gross	*	75,780	73,922	73,209	81,633	90,965	99,087	92,417	104,493	114,694	133,904
Reinsurance recoverables	*	13,546	9,648	6,715	7,051	11,505	15,114	11,952	13,144	16,323	20,283

Reserve for claims and expenses, net	57,846	62,234	64,274	66,494	74,582	79,460	83,973	80,465	91,349	98,371	113,621

*
Information not available

	Paid Losses
	(000's only)
	Year Ended December 31,
	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
Cumulative amount of losses paid, net of Reinsurance recoverables through:
One year later	$17,141	$21,331	$23,271	$22,495	$25,938	$29,002	$32,949	$34,364	$39,136	46,025
Two years later	31,753	37,778	37,843	38,161	43,579	50,707	54,663	56,755	67,405
Three years later	44,070	48,653	48,178	48,658	59,041	64,768	68,580	74,480
Four years later	51,495	56,212	54,636	57,939	68,066	73,692	80,199
Five years later	57,099	58,792	60,174	62,953	72,740	78,845
Six years later	58,481	61,695	63,016	64,629	75,750
Seven years later	59,652	63,056	63,538	65,771
Eight years later	60,702	63,370	64,293
Nine years later	60,995	63,860
Ten years later	61,364

Investments

        Funds, including reserve funds, are invested until required for American Country's operations, subject to restrictions on permissible investments established by applicable state insurance codes. American Country's investment policy is to maximize after-tax income while generally limiting investments to investment grade securities with high liquidity. In 2001, American Country began investing in convertible preferred stock and convertible bonds. American Country's fixed income investment portfolio was managed by Conning Asset Management Company in 2001. American Country's convertible investment portfolio was managed by Asset Allocation & Management Company in 2001.

        The following table contains information concerning American Country's investment portfolio at December 31, 2001:

	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet	Percent of Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,336	$5,618	$5,618	4.4%
Obligations of states and political subdivisions	1,726	1,822	1,822	1.4%
Foreign governments	1,011	1,029	1,029	0.8%
Corporate securities	63,011	65,387	65,387	50.7%
Mortgage-backed securities	52,123	53,005	53,005	41.4%

Total fixed maturity securities	123,207	126,861	126,861	98.4%
Equity securities	2,072	2,078	2,078	1.6%

Total available-for-sale securities	$125,279	$128,939	$128,939	100.0%

        The following table sets forth a profile of American Country's fixed maturity investment portfolio by rating at December 31, 2001:

S&P/Moody's Rating(1)	Fair Value	Percent of Total
	(in thousands)
AAA/Aaa (including U.S. Treasuries of $3,945)	$60,397	47.6%
AA/Aa	15,256	12.0%
A/A	32,939	26.0%
BBB/Ba	13,838	10.9%
All other (non-investment grade)	4,431	3.5%

Total	$126,861	100.0%

(1)
Ratings are as assigned primarily by Standard & Poor's Corporation, with remaining ratings as assigned by Moody's Investors Service Inc.

        The following table sets forth a profile of American Country's fixed maturity investment portfolio by maturity at December 31, 2001:

Maturity	Fair Value	Percent of Total
	(in thousands)
Due in one year or less	$1,851	1.5%
Due after one year through five years	35,554	28.0%
Due after five years through ten years	25,589	20.2%
Due after ten years	10,862	8.6%
Mortgage-backed securities	53,005	41.8%

Total fixed maturity securities	$126,861	100.0%

        The following table summarizes the Company's investment results for the five years ended December 31, 2001:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Total net investment income	$8,481	$8,522	$7,618	$7,134	$7,025
Average annual pre-tax yield	6.9%	7.4%	6.1%	6.0%	6.4%
Average annual after-tax yield	5.9%	5.0%	4.7%	4.4%	4.6%
Effective federal income tax on investment income	30.8%	28.1%	25.0%	25.0%	31.1%

Regulation

        American Country is subject to varying degrees of regulation and supervision in the jurisdictions in which it transacts business under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation is designed to protect policyholders rather than investors and relates to such matters as standards of solvency, which must be met and maintained; the licensing of insurers and their agents and producers; the nature of and examination of the affairs of insurance companies, which includes periodic financial and market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting practices basis, required to be filed on the financial condition of insurers or for other purposes. In general, American Country must file all rates and forms for insurance directly underwritten with the insurance department of each state in which it operates on an admitted basis; reinsurance generally is not subject to state regulation. Further, state insurance statutes typically place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect their solvency. Illinois, the domicile state of American Country, requires that dividends be paid only out of earned surplus, and limits the annual amount payable without prior approval of the Department to the greater of 10% of policyholders' surplus or the amount of the prior year's statutory net income.

        American Country is also subject to statutes governing insurance holding company systems in various jurisdictions. Such statutes require American Country to file an annual Holding Company System Registration statement with the state insurance regulatory authorities, which includes information concerning its capital structure, ownership, financial condition and general business operation. Under the terms of applicable state statutes, any person or entity desiring to purchase more than a specified percentage (commonly 10%) of American Country's outstanding voting securities is required to obtain regulatory approval for the purchase of such voting securities. Section 131.2 of the Illinois Insurance Code relating to holding companies, to which American Country is subject, requires disclosure of transactions between American Country and its subsidiaries and affiliates. Such transactions must satisfy certain standards, including that they be fair, equitable and reasonable and that certain material transactions be specifically non-disapproved by the Director of Insurance. Further, prior approval by the Director is required of affiliated sales, purchases, exchanges, loans or extensions of credit, or investments, any of which involve the lesser of 3% of American Country's admitted assets or 25% of American Country's policyholder surplus as of the preceding December 31st.

        The National Association of Insurance Commissioners ("NAIC") facilitates the regulation of multi-state companies through uniform reporting requirements, standardized procedures for financial examinations, and uniform regulatory procedures embodied in model acts and regulations. Current developments address the reporting and regulation of the adequacy of capital and surplus. The NAIC has a risk-based capital model act for property/casualty companies, which calculates a minimum required statutory policyholders' surplus based on the underwriting, investment, credit loss reserve and other business risks applicable to the insurance company's operations. At December 31, 2001, American Country's required risk-based capital was $9.1 million; and its reported statutory capital and surplus was $25.6 million, so that at December 31, 2001, American Country substantially exceeded the risk-based capital requirements. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulation" for additional information.

Competition

        The property and casualty insurance business is highly competitive on the basis of both price and service. In recent years, the property and casualty insurance industry has been characterized by relatively high levels of competition, aggressive pricing and marketing.

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

        In Illinois, the competition for coverage of contractors is primarily from national carriers, regional carriers and mono-line workers' compensation carriers. The competition for restaurants is mainly from regional carriers. Due to this competition, American Country believes that the commercial lines products are currently under-priced, even with the current hardening of the market, and therefore American Country decided to non-renew its contractor commercial lines business effective April 1, 2001, and its non-Illinois hospitality business effective June 1, 2001 and refocus its underwriting efforts in the public livery lines.

        American Country benefits in all classes of its business by maintaining long term agency relationships. In addition, American Country's agents have specialized in these classes of business for many years. American Country believes it has been able to compete successfully by underwriting specialty coverages for niche areas in which American Country has expertise.

Environmental Issues

        American Country believes that it has limited risk of claims arising from environmental exposures. The underwriting philosophy of American Country excludes writing insurance for business which presents possible environmental exposures. Its liability policies contain a pollution coverage exclusion and a lead paint exclusion. The industry, however, has seen a dramatic increase in the number of environmental claims being presented to insurers for defense and indemnification, and recent court cases have diminished the protection granted by the pollution exclusion.

Financing Operations

        Financial Services operates principally as a premium finance company under the regulations of the Illinois Department of Insurance. Professional Services operates principally as a finance company providing collateralized loans to members of certain taxi associations. All loans are secured either through unearned premiums on insurance policies or, by taxicab medallions and equipment assets. During 2001, both Financial Services and Professional Services sold substantially all of the collateralized loans to American Country. For the year ended December 31, 2001, Financial Services and Professional Services had combined net income of $21,000, compared to $168,000 in 2000. This decrease is due primarily to an decrease in the premium finance activity of Financial Services as a result of decreased demand for premium financing, and also to the sale of loans by both companies to American Country.

Employees

        As of December 31, 2001, American Country employed approximately 163 full time employees, 11 of whom are executive management, and 23 part-time employees. American Country is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES.

        The Company leases office space at 222 N. LaSalle Street, Chicago, Illinois, for its executive offices and insurance operations. The 39,000 square feet facility has a monthly rental of approximately $61,600. The current lease expires in May 2002. On March 1, 2002, the Company entered into a new lease for office space at 500 West Madison Street, Chicago, Illinois, for its executive officers and insurance operations. The new lease expires on December 31, 2012.

        The Company leases space at two additional locations in the Chicago area for purposes of storage and claim handling. The aggregate monthly rental is approximately $7,200.

        The Company leases office space for its remote claims offices in Minnesota, Connecticut, Pennsylvania and New York. The aggregate monthly rental is approximately $8,000.

        The Company believes that it currently has adequate space for expansion at its existing and newly leased facilities.

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

        On May 20, 1999, Frontier Insurance Group, Inc. (which owned approximately 23% of the outstanding shares of the Company) filed a purported shareholder derivative action in Delaware Chancery Court against the Company's directors and the Company itself as a nominal defendant.

        On November 2, 2001, a Stipulation of Dismissal was entered and accepted by the Delaware Chancery Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

COMMON STOCK

Quarter Ended	High	Low
December 31, 2001	$1.87	$1.10
September 30, 2001	2.06	1.70
June 30, 2001	2.60	1.80
March 31, 2001	2.50	1.88
December 31, 2000	2.13	1.88
September 30, 2000	3.69	3.31
June 30, 2000	2.50	2.50
March 31, 2000	4.50	3.75

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

        At March 21, 2002, there were approximately 160 holders of record of the Company's Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name." The Company has not paid any cash dividends on the Common Stock since it became publicly traded. (See "Business Regulation" for restrictions on the payment of dividends by the Company's insurance subsidiary.)

Warrants

        The following table sets forth the high and low bid prices as reported on NASDAQ for the Company's Common Warrants during the quarters indicated. The prices reported reflect inter-dealer quotations and may not represent actual transactions and do not include retail markups, markdowns or commissions.

COMMON WARRANTS

Quarter Ended	High	Low
December 31, 2001	$0.23	$0.07
September 30, 2001	0.13	0.06
June 30, 2001	0.20	0.05
March 31, 2001	0.09	0.09
December 31, 2000	0.06	0.06
September 30, 2000	0.31	0.31
June 30, 2000	0.19	0.13
March 31, 2000	0.38	0.38

        At March 21, 2002, the Company had 2,054,129 common warrants outstanding. The warrants give the warrant holder the right to purchase .728 shares of the Company's Common Stock for a price of $5.50 through August 31, 2002.

        On December 27, 2000, the Company sold 814,286 Units and 405,000 shares of Series A convertible preferred stock in a private placement exempt from registration under Regulation D of the Securities Act. Janney Montgomery Scott LLC, an investment banking firm, acted as placement agent. The proceeds of the private placement were $5,475,000 with the Company receiving $5,251,000 and Janney Montgomery Scott receiving $193,500 for their services as placement agent. The Company applied the proceeds toward working capital and general corporate purposes. At March 21, 2002, the Company had 305,000 shares of Series A convertible preferred stock outstanding.

        The Units consisted of one share of the Company's common stock and one five-year Class A warrant. Each Class A warrant entitles the holder to purchase one share of the Company's common stock at $1.925 per share, subject to certain anti-dilution adjustments, through December 27, 2005. The common stock and the Class A warrants that comprised the Units were separately transferable immediately upon issuance. The holders of the Class A warrants have no right to vote on matters submitted to shareholders, have no right to receive dividends and are not deemed to be holders of common stock. There is no established trading market for the Class A warrants. The Company applied to list the Class A warrants on the Nasdaq SmallCap Market, and the application was approved. However, the warrants are not currently traded on any public exchange, and no assurance can be given that a trading market will develop. At March 21, 2002, the Company had 814,286 Class A warrants outstanding.

        The Series A convertible preferred stock has an initial stated value of $10 and an initial conversion price of $1.75, subject to anti-dilution adjustments. The preferred stock ranks senior to the Company's common stock. The preferred stock accrues cumulative dividends on a quarterly basis at an annual rate of six percent (6%). The holders of the preferred stock are entitled to vote on all matters submitted to a vote of stockholders, and if the Company fails to pay any dividend for four or more dividend periods, then the holders of the preferred stock are entitled to elect two directors to the board of directors. The Company may redeem in whole or in part, at any time after December 29, 2002, the preferred stock in an amount equal to the stated value and all accrued and unpaid dividends. On July 11, 2001, 100,000 shares of preferred stock were converted into common stock by the holders. In 2001, the Company declared and paid $213,000 in preferred dividends.

        In January 2001, the Company filed a registration statement to register 814,286 shares of common stock, 814,286 Class A warrants, 814,286 shares of common stock issuable upon the exercise of the Class A warrants and 2,314,283 shares of common stock issuable upon conversion of the Series A preferred stock. The Securities and Exchange Commission declared the registration statement effective in May 2001.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

American Country Holdings Inc.
Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
Income Statement Data:
Revenues:
Gross premiums written	$83,366	$85,492	$77,955	$68,070	$68,416

Net premiums written	$67,580	$66,953	$73,983	$56,861	$60,078

Net premiums earned	$67,496	$72,262	$69,677	$56,135	$59,814
Net investment income	8,481	8,522	7,618	7,134	7,025
Realized capital gains (losses)	311	(194)	(342)	1,479	1,613
Other income	108	217	215	315	331

Total revenues	76,396	80,807	77,168	65,063	68,783
Expenses:
Losses and loss adjustment expenses	76,037	68,317	63,617	44,679	53,149
Amortization of policy acquisition costs, underwriting, and other expenses	16,528	15,987	14,009	12,932	12,911

Interest expense	538	823	584	491	161

Total expenses	93,103	85,127	78,210	58,102	66,221

Income (loss) before income taxes	(16,707)	(4,320)	(1,042)	6,961	2,562
Income tax expense (benefit)	(5,382)	(1,970)	(967)	1,585	493

Net Income (loss)	$(11,325)	$(2,350)	$(75)	5,376	2,069

Net income (loss) per share: basic	$(1.26)	$(0.29)	$(0.01)	$0.67	$0.24

Net income (loss) per share: diluted	$(1.26)	$(0.29)	$(0.01)	$0.67	$0.24

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Total investments	$130,598	$130,102	$129,385	$126,028	$121,098
Total assets	196,184	189,718	175,958	168,305	162,661
Liabilities for gross unpaid losses and loss adjustment expenses	133,904	114,694	104,493	92,417	99,087
Notes payable	10,250	10,750	11,150	9,300	4,800
Total liabilities	163,101	146,897	139,248	127,183	127,521
Total shareholders' equity	33,077	42,821	36,710	41,122	35,140
Book value per share	$3.44	$4.74	$4.58	$5.13	$4.40
Statutory Combined Ratio	136.2%	117.1%	110.7%	100.9%	109.6%
GAAP Combined Ratio	137.2%	116.6%	111.4%	102.6%	109.9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the 2001 Consolidated Financial Statements and notes thereto.

Overview

        American Country Holdings Inc. is engaged in the specialty property and casualty insurance, premium finance and collateralized loan financing, through its subsidiaries American Country Insurance Company, American Country Financial Services Corp. and American Country Professional Services Corp. It will engage in the managing general underwriter and third party claims administrator business through its subsidiaries American Country Professional Services Corp. and American Country Underwriting Agency Inc.

        American Country is a property and casualty insurance carrier domiciled in the State of Illinois. American Country and its predecessor has been a writer of commercial and personal lines of business, specializing in public livery risks, principally taxicabs and limousines, since 1978.

        In 2000, American Country continued to be adversely affected by the continuing pricing pressures in the contractor commercial insurance market. Due to this competition, American Country believes that its commercial lines products are currently under-priced, even with the current hardening of the market, and therefore American Country decided to non-renew its contractor commercial lines business effective April 1, 2001 and its non-Illinois hospitality business effective June 1, 2001 and refocus its underwriting efforts in the public livery lines.

The Calendar Year 2001 Compared to the Calendar Year 2000

        The following table sets forth the net premiums earned by the principal lines or products of insurance underwritten by American Country for the periods indicated and the dollar amount and percentage of change therein from year to year:

Net Premiums Earned:

	Year Ended December 31,		Increase (Decrease) 2001 to 2000
	2001	2000	Amount	%
Transportation lines	$55,882	$49,978	5,904	11.8%
Other Commercial lines	5,601	13,786	(8,185)	(59.3)
Hospitality lines	6,013	8,487	(2,474)	(29.1)
Personal lines	0	11	(11)	(99.9)
Totals	$67,496	$72,262	(4,766)	(6.5)%

        Transportation lines, which consists of taxi and limousine liability and physical damage programs and Workers Compensation, grew during 2001 as a result of increased writings in the Chicago taxi market as well as American Country's geographic expansion into additional states. Total premium revenues generated by transportation lines grew 11.8% to $55.9 million in 2001 as compared to $50.0 million in 2000. In 2001, revenues generated outside of Illinois increased from $18.8 million in 2000 to $21.4 million in 2001. This represents 38.3% of total transportation premium earned in 2001. This increase is attributable to the programs in Connecticut, Indiana, Michigan, Minnesota, New York and Wisconsin.

        Premium revenues generated from American Country's other commercial lines decreased significantly in 2001 to $5.6 million from $13.8 million for 2000, a 59.3% decrease. This decrease is primarily attributable to American Country's decision to exit the contractor commercial lines market effective April 1, 2001.

        American Country's hospitality lines experienced a decrease in premium revenues of 29.1% to $6.0 million in 2001 as compared to $8.5 million in 2000. In 2000, the hospitality program accomplished its significant growth outside of Illinois by expanding into the states of Massachusetts, Michigan, Minnesota, New Jersey and Pennsylvania. In 2001, American Country chose to non-renew the non-Illinois hospitality program effective June 1, 2001, resulting in the current year decrease in premium revenue. The decrease is also the result of a quota share reinsurance agreement entered into on April 1, 2000. Under the treaty, American Country ceded 50% of the hospitality lines premium for the period of January 1 through June 1, 2001.

        Net investment income increased $34,000 or less than 1% during 2001, primarily due to increased yields on bonds held during 2001, offset by low yields on the Company's convertible portfolio. Income earned on invested assets amounted to $8.5 million in both 2001 and 2000. Realized gains for 2001 increased $505,000, a 260.3% increase from 2000, as compared to realized losses of $194,000 in 2000. This is the result of increased market values for the Company's fixed income securities. Investment expenses for 2001 increased $181,000 or 26.8% as compared to 2000. This is due to changing investment advisors in early 2001.

        Other income, which consists of interest and fees earned on premium financing activities decreased to $108,000 in 2001 as compared to $217,000 for 2000. This is due to reduced premium finance activity.

        The following table sets forth American Country's Statutory Combined Ratio and GAAP Combined Ratio for the periods indicated:

	Statutory Combined Ratio Year Ended December 31,		GAAP Combined Ratio Year Ended December 31,
	2001	2000	2001	2000
Losses	91.9%	75.5%	91.9%	75.5%
Loss Adjustment Expenses (LAE)	20.7	19.0	20.8	19.0

Losses and LAE	112.6	94.5	112.7	94.5
Policy acquisition, other Underwriting expenses	23.6	22.6	24.5	22.1

Total combined ratio	136.2%	117.1%	137.2%	116.6%

        Loss and loss adjustment expenses for 2001 increased from 94.5% of premium revenues in 2000 to 112.6% for 2001. This increase is attributable to the substantial reserve increase taken in 2001, as described in Note 6.

        Transportation lines loss ratio increased in 2001 to 84.3% as compared to 80.1% for 2000. This increase is attributable to higher claims activity in states other than Illinois.

        Loss and loss adjustment expenses for commercial lines increased by $1.3 million in 2001. Earned premium for this line decrease by $8.2 million in 2001. These factors resulted in an increase in the loss ratio to 375.7% in 2001 from 142.9% in 2000. This is primarily due to adverse development in American Country's workers compensation and commercial package business, particularly for the contractors. This adverse development resulted in the reserve increase discussed in Note 6. American Country believes that the commercial lines products were under-priced, even with the current hardening of the market, and therefore American Country decided to non-renew its contractor commercial lines business effective April 1, 2001, and refocus its underwriting efforts in the public livery lines.

        The ratio for losses and LAE for hospitality lines increased to 129.0% in 2001 from 98.9% in 2000. This is primarily due to increased losses in the non-Illinois book. This includes adverse development in prior years as well as higher losses for the current accident year.

        Policy acquisition costs increased $1.6 million or 14.8% during 2001. The increase is attributable to an increase in net commission expense as the result of the expiration of the quota share reinsurance agreements.

        Administrative and general expenses decreased 23.1% in 2001 as a result of lower corporate expenses incurred as a result of exiting the commercial lines and non-Illinois hospitality markets.

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

Asset Portfolio Review

        At December 31, 2001, the Company's total assets of $196.2 million was comprised of the following: cash and investments, 70.0%; reinsurance recoverables, 12.1%, premiums receivable, 7.6%; deferred expenses (policy acquisition costs and deferred taxes) 6.5%; fixed assets, 0.5%; and other assets, 1.7%.

        The Company generally invests in securities with fixed maturities with the objective of providing reasonable returns while limiting liquidity and credit risk. In February 2001, the Company began investing in convertible securities. Embedded derivatives are classified as fixed maturities or equity securities in the Consolidated Balance Sheets, consistent with the host instruments. The Company's investment portfolio consists primarily of fixed income debt securities of which the vast majority are rated as investment grade. The fixed maturity investment portfolio has a carrying value of $126.9 million and constitutes 97% of the Company's total investments.

        At December 31, 2001 and 2000, the Company's fixed asset maturity securities included mortgage-backed bonds of $52.1 million and $46.1 million, respectively, which are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments can cause those securities to have different actual maturities than that expected at the time of purchase. Securities that have an amortized cost greater than par that are backed by mortgages that prepay faster than expected will incur a reduction in yield or loss, while securities that have an amortized cost less than par that are backed by mortgages that prepay faster than expected will generate an increase in gain or yield. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

        Realized gains (losses) on investments are as follows:

	Year Ended December 31,
	2001	2001	1999
	(in thousands)
Fixed maturities:
Gross gains	$3,211	$1,524	$760
Gross losses	(2,900)	(1,718)	(1,102)
Equity securities:
Gross gains	93	—	—
Gross losses	(93)	—	—

Net realized gains (losses) on investments	$311	$(194)	$(342)

        The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 2001, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,894	$1,851
Due after one year through five years	34,283	35,554
Due after five years through ten years	24,540	25,589
Due after ten years	10,367	10,862
Mortgage-backed-securities	52,123	53,005

Total	$123,207	$126,861

        At December 31, 2001, the following table provides a profile of the Company's fixed maturity investment portfolio by rating:

S&P/Moody's Rating	Amount Market Value	Percent of Portfolio
AAA/Aaa (including US Treasuries of $3,945)	$60,397	47.6%
AA/Aa	15,256	12.0%
A/A	32,939	26.0%
BBB/Ba	13,838	10.9%
All other (non-investment grade)	4,431	3.5%

Total	$126,861	100.0%

        The Company utilizes derivative financial instruments for the purpose of enhancing the overall return of its investment portfolio. The only derivatives owned by the Company are convertible securities. The Company does not utilize derivative financial instruments for the purpose of hedging or reducing the cost of its debt obligations. The Company employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled by concentrating on non-callable issues, and through asset-liability matching practices. Purchases of mortgage and asset backed securities, which have variable principal prepayment options, are monitored. Market value risk is limited through the purchase of bonds of intermediate maturity. The combination of these investment management tenets generally provides a more stable long term fixed maturity investment portfolio that is not subject to extreme interest rate sensitivity and principal deterioration. The market value of the Company's long term fixed maturity investment portfolio is sensitive, however, to fluctuations in the level of interest rates, but not materially affected by changes in anticipated cash flows caused by any prepayments. The impact of interest rates movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. With a market value of approximately $119.8 million, the non-convertible long term fixed maturity investment portfolio has an average maturity of 5.0 years and an indicated duration of 3.31 years. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the long term fixed maturity investment portfolio of approximately 2.5%, or $3.0 million. With a market value of approximately $13.8 million, the convertible investment portfolio has an average maturity of 5.89 years and an indicated duration of 1.95 years. This implies that a 100 basis point parallel increase in interest rates from current levels would result in a possible decline in the market value of the convertible investment portfolio of approximately 1.95%, or $270,000, for a total possible decline in the total portfolio of $3.27 million. These possible declines in values for bond portfolios would affect negatively the common stockholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

Liquidity and Capital Resources

        As a holding company, the Company receives cash principally through fees and dividends from subsidiaries and borrowings, certain of which are subject to restrictions and regulatory approval. The ability of insurance companies to underwrite insurance is based on maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for American Country are funds generated from insurance premiums, investment income, and proceeds from the sales and maturities of portfolio investments. The principal expenditures are for payment of losses and

LAE, operating expenses, commissions and dividends to stockholders. The Company believes its sources of liquidity are sufficient to meet its cash requirements.

        The Company maintains a liquid operating position and follows investment guidelines that are intended to provide acceptable return on investment while preserving capital, maintaining sufficient liquidity to meet obligations and maintaining a sufficient margin of capital and surplus to ensure American Country's unimpaired ability to write insurance.

        Cash flow used by operations for the year ended December 31, 2001 was $11.2 million. Operating activities did not provide sufficient cash to fund short term obligations, so the Company relied on cash provided by investing activities. The decrease in operating cash flow is attributable to the decrease in collected premiums, which was caused by both a decrease in written premium and an increase in premiums receivable. The Company believes that as claim payments run off on non-renewed lines of business and the receivables are collected, there will be adequate operating cash flow to fund future obligations.

Debt

        On October 5, 1999, the Board of Directors entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility.

        At September 30, 2001, the Company was in violation of the minimum shareholders' equity covenant requirement. On November 7, 2001, the bank waived this covenant for the period of September 1, 2001 through January 1, 2002. On March 5, 2002, an amended agreement was signed which rescheduled the principal payment, reduced the minimum shareholders' equity requirement, and waived any prior breach. Under the amended agreement, the principal payments are scheduled as follows:

    $2 million due on 5/31/02
    $2 million due on 4/30/03
    $2 million due on 4/30/04
    $2 million due on 4/30/05

        The amended agreement contains a Pledge Agreement under which the Company pledged as collateral for the outstanding debt, 100% of the outstanding stock of both American Country and Financial Services.

        On November 7, 2001, the outstanding balance on the revolver was $2.25 million. On March 5, 2002, the amendment reduced the amount available under the agreement to $2.0 million through May 30, 2002, and to $1.0 million thereafter. The Company made a payment of $250,000 on March 20, 2002 to reduce the balance to $2.0 million. Under the terms of the amended agreement, the revolving line of credit matures on November 30, 2002.

        The amended agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenants being minimum shareholders' equity and the ratio of debt to equity. The Company was in compliance with all covenants of the agreement, as amended, as of March 5, 2002.

        The Company intends to fund the $1.0 million payment on the revolver due May 30, 2002 and the $2.0 million payment on the term loan due on May 31, 2002 via a loan from the insurance company. The Illinois Insurance Code allows for a loan of the lessor of 3% of admitted assets or 25% of policyholders surplus of the prior year without prior approval by the Illinois Insurance Department. Statutory Admitted Assets at December 31, 2001 were $157,296,658 and Policyholders Surplus was $25,557,272. Therefore, the Company may borrow up to $4.7 million from the insurance company without prior approval from the Illinois Insurance Department.

        In the event of a change in control, which is defined in part as the ceasing of Wilmer J. Thomas, Jr. and Martin L. Solomon to own collectively, at least 51% of the outstanding voting shares of the Company, the full amount of the debt becomes immediately due and payable. If the Tender Offer by KFS Acquisition Corp. ("KFS") (see Note 15) is successful, the change in control provision in the amended agreement would be triggered. KFS has indicated that it has sufficient cash on hand to repay the debt in full.

Income Taxes

        The Company files a consolidated return with its subsidiaries, and accordingly the Company has executed a tax sharing agreement, which requires the subsidiaries to pay the Company amounts equal to the federal income tax that would be payable if the subsidiaries filed on a stand-alone basis.

        At 12/31/01, the Company had a deferred tax asset of $10.l million, $5.5 million of which is related to a net operating loss carryforward. Realization of the deferred tax asset is dependent on generation of sufficient future taxable income to absorb both the applicable reversing temporary differences and the net operating loss carryforward. The Company expects to generate sufficient taxable income to realize its loss and credit carryforwards within the statutory carryforward period. The amount of taxable income needed to realize the net loss carryforward is $16.3 million. The statutory carryforward period is 20 years. Based on future income projections, management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. These projections are based on the elimination of both the contractor and non-Illinois restaurant books, and the substantial reserve increase taken in 2001. The combination of these events should result in sufficient income to utilize the loss carryforwards. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies, such as the realization of gains in the investment portfolio, could be implemented to supplement income from operations to fully utilize recorded tax benefits.

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

*
Or, 2.5 with negative trend.

        The ratios of total adjusted capital to authorized control level RBC for American Country were in excess of their required amounts at both December 31, 2001 and 2000.

        The NAIC recently completed its process of re-codifying statutory accounting practices ("codification"), the result of which is the only source of "prescribed" statutory accounting practices after adoption by the state of domicile. Codification was adopted by the State of Illinois and implemented in 2001, which changed, to some extent, prescribed, statutory accounting practices, and resulted in changes in the Company's insurance subsidiary's statutory surplus.

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

Effect of Terrorist Acts on our Business

        The terrorist acts of September 11, 2001, the military response, the actual and perceived threat of further terrorist acts and future possible military and political actions have created an atmosphere of economic uncertainty in the United States and our results may be impacted by the adverse macroeconomic effect of those events, especially if the conditions persist. As a result of the attacks on September 11, we did not suffer the loss of any employees or assets. However, because both the transportation and hospitality lines are heavily dependent upon travel and tourism, our customers have faced slowdowns in their businesses, which may have a material effect on our business. The reinsurance market has also become more restrictive, and the future availability of reinsurance can not be assured. An inability to obtain reinsurance would have a material adverse effect on our ability to market insurance to our customers. While we have taken all prudent precautions against foreseeable threats, recent events have proven that the object of terrorist activities is inherently uncertain. Any terrorist occurrence may have a material adverse effect on our financial position, cash flow or profit from operations in any reporting period.

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

        Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events or developments may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC, including Exhibit 99 to the Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. The Company disclaims any obligation to update forward-looking information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Index to Financial Statements on Page F-1.

SUPPLEMENTAL DATA

        Unaudited Quarterly Results of American Country Holdings Inc. and Subsidiaries

        The following is a summary of unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share data):

	2001				2000
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net premiums earned	$16,591	$17,492	$16,957	$16,456	$17,743	$20,307	$19,778	$14,434
Total net investment income	2,347	2,291	1,861	$1,982	2,038	2,061	2,141	2,282
Income before income tax	127	(1,214)	(16,762)	$1,142	494	493	(1,256)	(4,050)
Net income (loss)	104	(974)	(12,695)	2,240	399	410	(880)	(2,278)
Per share data: Basic earnings per common share	.01	.(11)	(1.33)	$.23	.05	.05	.(11)	.(28)
Diluted earnings per common share	.01	.(11)	(1.33)	$.20	.05	.05	.(11)	.(27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company had no changes in nor disagreements with accountants on accounting and financial disclosure for the periods presented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table lists each director and each executive officer of the Company, together with their respective age and office(s) held:

Name	Age	Office
William J. Barrett	62	Director
John A. Dore	51	Chairman of the Board, President, CEO and Director
Edwin W. Elder III	59	Director
Ronald Jay Gold	60	Secretary
Richard H. Konrad	49	Director
Martin L. Solomon	65	Director
Wilmer J. Thomas, Jr.	75	Director
Karla M. Violetto	34	Vice President and Chief Financial Officer

        William J. Barrett served as a director of the Company, and its predecessors since January 1997. Mr. Barrett has been employed as a Senior Vice President of Janney Montgomery Scott Inc., an investment banking firm, for more than five years. Mr. Barrett is a director of the following publicly held corporations: Supreme Industries, Inc., a specialized truck body manufacturer; TGC Industries, Inc., a provider of geophysical services to the oil and gas industries; and serves as the Chairman of the Board of Rumson-Fairhaven Bank and Trust Company, a New Jersey community bank. Mr. Barrett served as the Secretary of the Company from August 1992 until March 9, 1999.

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

        Edwin W. Elder served as President and a director of American Country from 1993 until February of 2001. Mr. Elder has served as a director of the Company since July 1997. From 1985 to 1993, Mr. Elder served as Senior Vice President of Operations for Employer's Health Insurance Company and IDS Property Casualty. Mr. Elder has 30 years of experience in the insurance industry and started his career with State Farm Insurance Company after leaving the United States Army, where he attained the rank of Captain. He is a CPCU and an FLMI.

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

        Martin L. Solomon served as a director of the Company and its predecessors since 1985, and as the Chairman and Chief Executive Officer from July 1997 until August 2000, when he became Co-Chairman. He served as Co-Chairman until February 2001. He has been a private investor since 1990. From 1988 to 1990 he was a Managing Director and general partner of Value Equity Associates, I, L.P., an investment partnership. From 1985 to 1987, Mr. Solomon was an investment analyst and portfolio manager with Steinhardt Partners, an investment partnership. From 1985 to 1996, Mr. Solomon was a Director and Vice-Chairman of the Board of Great Dane Holdings, Inc., a company engaged in the manufacture of transportation equipment, automobile stamping, the leasing of taxis and insurance. From 1990 to 2001, Mr. Solomon was a Director of XTRA Corp., a lessor of truck trailers, marine containers, and intermodal equipment. In May 1996 he was appointed a Director of Hexel Corp. and, since June 1997, Mr. Solomon has been a Director of Telephone and Data Systems, Inc., a diversified telecommunications service company with established wireless and wireline operations. From March 1999 until March 2002, Mr. Solomon was a director of MFN Financial Corporation, a consumer finance company. Mr. Solomon is also a director of various privately held corporation and civic organizations.

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

        Karla M. Violetto was appointed Vice President and Chief Financial Officer of American Country in March, 2000. Ms. Violetto has 14 years of experience in the insurance industry. Prior to joining American Country as Manager, Corporate Reporting and Financing in July of 1999, Ms. Violetto was a senior associate at PricewaterhouseCoopers, LLP. Ms. Violetto received her bachelor's degree in accountancy from De Paul University in 1989 and is a certified public accountant.

        All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

ITEM 11. EXECUTIVE COMPENSATION.

        Set forth in the table below is information regarding the annual and long-term compensation for the fiscal years ended December 31, 2001, 2000 and 1999, for the Chief Executive Officer, executive officers of American Country and certain executive officers of American Country Insurance Company (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Stock Options (# of Shares)	All Other Compensation(1)
John A. Dore, Chairman of the Board, President and Chief Executive Officer(2)	2001 2000	$250,000 91,146	$ $	0 0	—	0 500,000	17,994 7,410
Karla M. Violetto, Vice President and Chief Financial Officer(3)	2001 2000	114,200 104,650	$ $	0 25,000	—	30,000 15,000	12,314 7,216
Daniel R. DeLeo, Executive Vice President of American Country(4)	2001 2000 1999	149,000 149,000 143,200		0 25,000 0	— — —	21,325 60,000 2,500	16,935 10,342 6,086
Ronald J. Gold, Corporate Secretary	2001 2000 1999	$157,232 149,742 128,153		$2,000 2,500 5,500	— — —	5,000 9,000 625	2,772 1,806 2,478

(1)
The compensation reported represents expense reimbursement, car allowance and travel allowance.

(2)
Mr. Dore is employed as Chairman, President and Chief Executive of American Country through August 17, 2003 pursuant to an Employment Agreement dated August 17, 2000. Mr. Dore's Employment Agreement automatically renews for one additional year on the anniversary date beginning in 2002, unless either American Country or Mr. Dore has given written notice of non-renewal at least thirty (90) days prior to that anniversary date. He receives an annual base salary of $250,000, and he is eligible to participate in incentive plans as the Company may have in effect from time to time. He will receive severance benefits of twice his compensation if his employment is terminated under certain circumstances after a change in control and lesser benefits if his employment is terminated under other circumstances. Mr. Dore joined American Country in August, 2000. Compensation information, therefore, is included for Ms. Dore only for 2001 and 2000.

(3)
Ms. Violetto is employed as Vice President and Chief Financial Officer of American Country through September 1, 2003 pursuant to an Employment Agreement dated September 1, 2000. Ms. Violetto's Employment Agreement automatically renews for one additional year on the anniversary date beginning in 2002, unless either American Country or Ms. Violetto has given written notice of non-renewal at least thirty (30) days prior to that anniversary date. She receives an annual base salary of $114,400, and she is eligible to participate in American Country's Senior Officer Bonus Plan. She will receive severance benefits of twice her compensation if her employment is terminated under certain circumstances after a change in control and lesser benefits if her employment is terminated under other circumstances. Ms. Violetto was appointed Vice President and Chief Financial Officer in March, 2000. She joined American Country in July, 1999. Compensation information, therefore, is included for Ms. Violetto only for 2001 and 2000.

(4)
Mr. DeLeo is employed as an Executive Vice President of American Country through April 1, 2003 pursuant to an Employment Agreement dated April 1, 2000. Mr. DeLeo's Employment Agreement automatically renews for one additional year on the anniversary date beginning in 2002, unless either American Country or Mr. DeLeo has given written notice of non-renewal at least thirty (30) days prior to that anniversary date. He receives an annual base salary of $149,000, and he is eligible to participate in American Country's Senior Officer Bonus Plan. He will receive severance benefits of twice his compensation if his employment is terminated under certain circumstances after a change in control and lesser benefits if his employment is terminated under other circumstances.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of December 31, 2001, the ownership of Common Stock, Common Warrants, Class A Warrants and Preferred Stock by each director of American Country, by each of the Named Officers (as defined above under "Executive Compensation"), by all current executive officers and directors of American Country as a group, and by all persons known to American Country to be beneficial owners of more than five percent of the Common Stock, the Common Warrants, the Class A Warrants or the Preferred Stock. The Common Stock and the Preferred Stock are our only outstanding classes of voting securities. The information set forth in the table as to directors and officers is based upon information provided to us by such persons in connection with the preparation of this proxy statement. Except where otherwise indicated, the mailing address of each of the stockholders named in the table is c/o American Country Holdings Inc., 222 North LaSalle Street, Suite 1600, Chicago, Illinois 60601.

	Common Stock(1)			Common Warrants(1)(2)
Name and Position of Beneficial Owner	Ownership(3)		Percent of Class(3)	Ownership	Percent of Class(3)

Martin L. Solomon, Director	2,847,856	(4)	29.58	—	—
Wilmer J. Thomas, Jr., Director	2,774,086	(5)	28.82	—	—
John A. Dore, Chairman of the Board, President and Chief Executive Officer	1,021,096	(6)	10.60	—	—
William J. Barrett, Director	338,192	(7)	3.51	—	—
Edwin W. Elder, Director	43,853	(8)	*	—	—
Richard H. Konrad	160,000	(9)	*
Ronald J. Gold, Secretary	18,904	(10)	*
Karla M. Violetto, Vice President and Chief Financial Officer	53,271	(11)	*	—	—
Kingsway Financial Services Inc. 5310 Explorer Drive Mississauga, Ontario L4W 5H8 Canada	555,471		5.57
Philo Smith & Co., Inc. Financial Centre 695 East Main Street Stamford, CT 06901	1,101,600		11.44	—	—
All directors and executive officers as a group (8 persons)	7,257,258		75.41	—	—

and

	Class A Warrants(1)(12)		Preferred Stock(1)(11)
Name and Position of Beneficial Owner	Ownership	Percent of Class	Ownership	Percent of Class
Martin L. Solomon, Director	—	—	100,000	32.78
Wilmer J. Thomas, Jr., Director	—	—	100,000	32.78
John A. Dore, Chairman of the Board, President and Chief Executive Officer	142,857	17.54	—	—
William J. Barrett, Director	57,143	7.02	—	—
Karla M. Violetto, Vice President and Chief Financial Officer	—	—	—	—
PSCO Partners Limited Partnership	300,000	36.84	—	—
PSCO Partners Limited Partnership Two	200,000	24.56	—	—
Thomas M. Dore and Catherine L. Dore	57,143	7.02	—	—
Research Underwriters	57,143	7.02	—	—
Kingsway Financial Services Inc.	—	—	100,000	32.78
All directors and executive officers as a group (8 persons)	200,000	24.56	200,000	65.57

(1)
The table reflects the number of Common Shares, Preferred Stock, Common Warrants and Class A Warrants outstanding at December 31, 2001.

(2)
Common Warrants are not entitled to vote. Each Common Warrant entitles the holder to purchase 2.19 shares of Common Stock for $1.83 per share through August 31, 2002. On December 31, 2001, there were 2,054,129 common warrants outstanding.

(3)
Each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated.

(4)
Includes options to purchase 135,000 shares of Common Stock.

(5)
Includes options to purchase 72,500 shares of Common Stock.

(6)
Includes (i) options to purchase 500,000 shares of Common Stock, (ii) 7,000 shares owned by Mr. Dore's qualified retirement plan and (iii) 7,365 shares beneficially owned of record by Mr. Dore's children, with respect to which Mr. Dore disclaims beneficial ownership.

(7)
Includes (i) options to purchase 72,500 shares of Common Stock, (ii) 101,284 shares owned by Mr. Barrett's qualified retirement plan and (iii) 30,053 shares beneficially owned of record by Mr. Barrett's spouse, with respect to which Mr. Barrett disclaims beneficial ownership.

(8)
Includes options to purchase 10,000 shares of Common Stock.

(9)
Includes options to purchase 10,000 shares of Common Stock.

(10)
Includes options to purchase 17,053 shares of Common Stock.

(11)
Includes options to purchase 45,000 shares of Common Stock.

(12)
Class A Warrants are not entitled to vote. Each Class A Warrant entitles the holder to purchase one share of Common Stock for $1.925 per share through December 29, 2005.

(13)
Each share of Series A convertible preferred stock has an initial stated value of $10 and an initial conversion price of $1.75 per share. On December 31, 2001, there were 305,000 shares of preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Janney Montgomery Scott LLC, an investment banking firm, was engaged by the Company to provide a valuation of the Company in connection with a contemplated sale of the Company. Janney Montgomery Scott received $50,000 for providing the valuation. Janney Montgomery Scott was also engaged to provide a Fairness Opinion with respect to the Tender Offer by KFS (see Note 15 to the Consolidated Financial Statements). Janney Montgomery Scott received $150,000 for providing the Fairness Opinion.

        Janney Montgomery Scott also provided consulting services to the Company and assisted in the valuation of the stock options granted in 2001. Janney Montgomery Scott received $5,000 for providing the stock option valuation.

        William J. Barrett, who serves on the board of directors of the Company, is a Senior Vice President of Janney Montgomery Scott.

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

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) AND (2), (c), AND (d)

LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES
Year Ended December 31, 2001

AMERICAN COUNTRY HOLDINGS INC.
Chicago, Illinois

Item 14.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
American Country Holdings Inc.

        Our audits of the consolidated financial statements referred to in our report dated March 27, 2002 appearing under Item 14(a)(1) of this Form 10-K also included audits of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PricewaterhouseCoopers LLP
                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 27, 2002

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED BALANCE SHEET

(Parent Company Only)

(In Thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$392	$5,179
Investments in subsidiaries:
American Country Insurance Company	40,976	49,791
American Country Financial Services Corp.	886	1,369
American Country Professional Services Corp.	27	23
Deferred Income Taxes	27	505
Income taxes recoverable	1,733	2,019
Due from subsidiaries	0	411
Prepaid Expenses	205	166

Total assets	$44,246	$59,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued expenses	$163	$104
Income taxes payable		—
Notes payable to subsidiary	752	5,788
Deferred income taxes		—
Note payable and line of credit	10,250	10,750

Total liabilities	11,165	16,642
Stockholders' equity:
Common stock—$.01 par value. Authorized 60,000,000 shares Issued and outstanding: 2001—9,624,795; 2000—9,041,237	96	90
Preferred stock Authorized—2,000,000 shares Issued and outstanding shares: 2001—305,000; 2000—405,000	31	41
Additional paid in capital	42,840	42,828
Accumulated other comprehensive income	2,692	902
Retained earnings (deficit)	(12,578)	(1,040)

Total equity	33,081	42,821

Total liabilities and stockholders' equity	$44,246	$59,463

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

(In Thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
REVENUES
Net investment income	$42	$73	$39
Management fees from subsidiaries	980	970	900

Total Revenues	1,022	1,043	939

EXPENSES
General and administrative expenses	829	743	580
Interest expense	532	828	584

Total Expenses	1,361	1,571	1,164

Loss before income tax benefit and equity in undistributed income of subsidiaries	(339)	(528)	(225)
Income tax expense (benefit)	398	(736)	114

Income (Loss) before equity in undistributed income of subsidiaries	(737)	208	(339)
Undistributed income (loss) of subsidiaries	(10,588)	(2,558)	264

Net income (Loss)	$(11,325)	$(2,350)	$(75)

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Only)

(In Thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net cash used in operating activities	$65	$(98)	$(1,670)
Investing Activities:
Dividend from subsidiary	500	700	—
Capital contribution to subsidiary	(5,000)	(1,000)	—

Net cash used in investing activities	(4,500)	(300)	—
Financing activities:
Proceeds from (repayment of) note payable	(500)	(400)	1,850
Issuance of common and preferred stock	148	5,487	—
Exercise of options and warrants	—	288	—

Net cash provided by financing activities	(352)	5,375	1,850

Net increase (decrease) in cash	(4,787)	4,977	180
Cash at beginning of year	5,179	202	22

Cash at end of year	$392	$5,179	$202

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

(Parent Company Only)

(In Thousands)

	Number of Shares	Common Stock	Number Of Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 1999	8,011	$80	0	$0	$37,104	$2,553	$1,385	$41,122
Comprehensive income, net of tax:
Net income	0	0	0	0	0	0	(75)	(75)
Change in net unrealized investment gains (net of applicable income tax of ($2,160))	0	0	0	0	0	(4,522)	0	(4,522)
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $116)	0	0	0	0	0	226	0	226
Other	0	0	0	0	0	(41)	0	(41)
Total comprehensive income								(4,412)
Issuance of additional shares upon exercise of options and warrants	0	0	0	0	0	0	0	0

Balance at December 31, 1999	8,011	$80	0	$0	$37,104	($1,784)	$1,310	$36,710
Comprehensive income, net of tax:
Net income	0	0	0	0	0	0	(2,350)	(2,350)
Change in net unrealized investment gains (net of applicable income tax of $1,710)	0	0	0	0	0	2,814	0	2,814
Less: Elimination of realized gains included in income as reported (net of applicable income tax of ($66))	0	0	0	0	0	(128)	0	(128)
Total comprehensive income	0	0	0	0	0	0	0	336
Issuance of additional common shares and preferred shares pursuant to the private placement	814	8	405	41	5,202	0	0	5,251
Issuance of additional shares upon exercise of options and warrants	100	1	0	0	287	0	0	288
Issuance of additional shares to employee benefit plans	116	1	0	0	235	0	0	236

Balance at December 31, 2000	9,041	$90	405	$41	$42,828	$902	$(1,040)	$42,821
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(11,325)	(11,325)
Change in net unrealized investment gains (net of applicable income taxes of $931)	0	0	0	0	0	1,995	0	1,995
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $106)	0	0	0	0	0	(205)	0	(205)
Total comprehensive income	0	0	0	0	0	0	0	(9,535)
Payment of preferred dividends	0	0	0	0	0	0	(213)	(213)
Issuance of additional common shares pursuant to conversion of preferred stock	571	6	(100)	(10)	0	0	0	(4)
Issuance of additional shares to employee benefit plans	13	0	0	0	12	0	0	12

Balance at December 31, 2001	9,625	$96	305	$31	$42,840	$2,692	$(12,578)	$33,081

See notes to consolidated financial statements.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERICAN COUNTRY HOLDINGS INC.

(Parent Company Only)

Notes to Condensed Financial Statements

          1.      These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2.    RELATED PARTY TRANSACTIONS

        The following related party transactions occurred in the year ended December 31, 2001:

        On January 26, 2001, ACHI repaid a $250,000 loan to Financial Services.

        On January 26, 2001, Professional Services made a $350,000 loan payment to ACHI. On May 31, 2001, Professional Services made a $550,000 loan payment to ACHI.

        On January 31, 2001, ACHI made a $4.5 million capital contribution to American Country. On March 30, 2001, ACHI made a $500,000 capital contribution to American Country.

        On May 31, 2001, American Country purchased $1.7 million of collateralized loans from Professional Services. On May 31, 2001, Professional Services repaid a $1.5 million loan to American Country.

        In 2001, ACHI recorded a receivable of $103,000 from American Country for shares purchased under the Employee Stock Purchase Plan, of which $83,000 was received.

        In 2001, American Country paid $900,000 in management fees to ACHI under a management fee contract. In 2001, Financial Services paid $80,000 in management fees to ACHI under a management fee contract.

        At December 31, 2001, the components of Payable to Affiliates are:

Payable to American Country	$752
Payable to (receivable from) Financial Services.	(3)
Payable to Professional Services.	3

        Payable to Professional Services—$3

        Receivable from Financial Services—$3

        At December 31, 2001, Investment in subsidiaries is as follows:

American Country Insurance Company	$40,976
American Country Financial Services Corp.	886
American Country Professional Services Corp.	27

        Janney Montgomery Scott LLC, an investment banking firm, was engaged by the Company to provide a valuation of the Company in connection with a contemplated sale of the Company. Janney Montgomery Scott received $50,000 for providing the valuation. Janney Montgomery Scott was also engaged to provide a Fairness Opinion with respect to the Tender Offer by KFS (see Note 15 to the Consolidated Financial Statements). Janney Montgomery Scott received $150,000 for providing the Fairness Opinion.

        Janney Montgomery Scott also provided consulting services to the Company and assisted in the valuation of the stock options granted in 2001. Janney Montgomery Scott received $5,000 for providing the stock option valuation.

        William J. Barrett, who serves on the board of directors of the Company, is a Senior Vice President of Janney Montgomery Scott.

3.    DEBT.

        On October 5, 1999, the Board of Directors entered into a loan agreement with Northern Trust wherein the Company's existing $15.0 million line of credit was converted to an $8.0 million four-year term loan and a $7.0 million 364 day revolving credit facility.

        At September 30, 2001, the Company was in violation of the minimum shareholders' equity covenant requirement. On November 7, 2001, the bank waived this covenant for the period of September 1, 2001 through January 1, 2002. On March 5, 2002, the agreement was amended to reschedule the principal payments, reduce the minimum shareholders' equity requirement, and waive any prior breach. The principal payments are scheduled as follows:

    $2 million due on 5/31/02
    $2 million due on 4/30/03
    $2 million due on 4/30/04
    $2 million due on 4/30/05

        The amended agreement contains a pledge agreement whereby the Company pledged as collateral for the outstanding debt, 100% of the outstanding shares of both American Country and Financial Services.

        At December 31, 2001, the outstanding balance on the revolving line of credit was $2.25 million. On March 5, 2002, the amendment reduced the amount available under the agreement to $2.0 million through May 30, 2002, and to $1.0 million thereafter. The Company made a payment of $250,000 on March 20, 2002 to reduce the balance to $2.0 million. Under the terms of the amended agreement, the revolving line of credit matures on November 30, 2002.

        The amended agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenants being minimum shareholders' equity and the ratio of debt to equity. The Company was in compliance with all covenants of the agreement, as amended, as of March 5, 2002.

        The Company intends to fund the $1.0 million payment on the revolver due May 30, 2002 and the $2.0 million payment on the term loan due on May 31, 2002 via a loan from the insurance company. The Illinois Insurance Code allows for a loan of the lessor of 3% of admitted assets or 25% of policyholders surplus of the prior year without prior approval by the Illinois Insurance Department. Statutory Admitted Assets at December 31, 2001 were $157,296,658 and Policyholders Surplus was $25,557,272. Therefore, the Company may borrow up to $4.7 million from the insurance company without prior approval.

        In the event of a change in control, which is defined in part as the ceasing of Wilmer J. Thomas, Jr. and Martin L. Solomon to own collectively, at least 51% of the outstanding voting shares of the Company, the full amount of the debt becomes immediately due and payable. If the Tender Offer by KFS Acquisition Corp. ("KFS") (see Note 15) is successful, the change in control provision in the amended agreement would be triggered. KFS has indicated that it has sufficient cash on hand to repay the note in full.

SCHEDULE IV—REINSURANCE

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Direct	a Ceded to Other Companies	b Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2001
Premiums written	$81,973	$15,785	$1,392	$67,580	2.0%
Year ended December 31, 2000
Premiums written	$84,177	$18,539	$1,315	$66,953	2.0%
Year ended December 31, 1999
Premiums written	$76,027	$3,972	$1,928	$73,983	2.6%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

	Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	(A) Deductions (Describe)	Balance at End of Period
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(386)	$(120)		$89	$(417)
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(348)	$(120)		$82	$(386)
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$(262)	$(120)		$34	$(348)

(A)
Amounts charged off less recoveries.

SCHEDULE VI—SUPPLMENTAL INFORMATION

CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

(In Thousands)

	December 31,				Year Ended December 31,
Col. A
	Col. B	Col. C	Col. D	Col. E	Col. F	Col. G	Col. H		Col. I	Col. J	Col. K
		Reserves for Unpaid Loss and Claim Adjustment Expenses					Loss and Loss Adjustment Expenses
			Discount, if any, Deducted in Column C
									Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Adjustment Expenses
Period	Deferred Policy Acquisition			Unearned Premiums	Earned Premiums	Total Net Investment Income	Incurred Current Year	Related to Prior Year			Premiums Written
2001
Transportation	$1,876	$82,263	—	$9,940	$55,882	$5,616	$41,961	$5,355	$10,575	$37,783	$57,949
Hospitality	536	16,757	—	2,839	6,013	912	5,418	2,513	1,051	4,913	5,993
Commercial	129	34,189	—	683	5,601	1,708	5,624	15,028	922	17,172	3,638
Other	—	695	—					138		919
Not allocated	—	—	—			245

Totals	$2,541	$133,904	—	$13,462	$67,496	$8,481	$53,003	$23,034	$12,548	$60,787	$67,580

2000
Transportation	$1,630	$71,444	—	$8,937	$49,978	$4,467	$41,870	$(1,819)	$7,165	$32,904	$49,301
Hospitality	773	10,170	—	4,241	8,487	686	7,808	583	1,547	6,400	7,131
Commercial	782	31,660	—	4,286	13,786	1,771	16,048	3,652	2,218	21,126	10,521
Other	0	1,420	—	0	11	0	155	20	2	865	0
Not allocated	0	0	—	0	0	1,598	0	0	0	0	0

Totals	$3,185	$114,694	—	$17,464	$72,262	$8,522	$65,881	$2,436	$10,932	$61,295	$66,953

1999
Transportation	$1,296	$61,023	—	$8,557	$45,246	$3,429	$36,568	$(211)	$5,761	$29,095	$48,590
Hospitality	868	7,553	—	3,915	7,116	513	5,973	625	1,170	3,382	7,930
Commercial	1,084	33,248	—	6,244	17,221	1,779	16,415	3,385	3,441	18,916	17,388
Other	3	2,669	—	12	94	140	271	590	5	1,337	75
Not allocated	0	0	—	0	0	1,757	0	0	0	0	0

Totals	$3,251	$104,493	—	$18,728	$69,677	$7,618	$59,227	$4,389	$10,377	$52,730	$73,983

        Investment income is allocated to segments based on each segment's percentage of insurance reserves. Investment income not allocated to segments includes investment income allocable to capital and surplus and realized gains and losses.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
American Country Holdings Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of American Country Holdings Inc. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP
                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 27, 2002

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands)
ASSETS
Investments (NOTES 2 AND 3):
Available-for-sale:
Fixed maturities—At fair value (amortized cost: 2001—$123,207; 2000—$125,346)	$126,861	$126,457
Equity securities—At fair value (cost: 2001—$2,072; 2000—$1,636)	2,078	1,640
Collateral loans (at amortized cost, which approximates fair value)	1,659	2,005

Total investments	130,598	130,102
Cash and cash equivalents	6,773	16,790
Premiums receivable (net of allowance: 2001—$417; 2000—$386)	14,907	5,482
Reinsurance recoverable	23,791	22,880
Deferred income taxes (NOTE 5)	10,152	5,438
Income taxes receivable	1,733	2,018
Deferred policy acquisition costs	2,541	3,185
Accrued investment income	1,495	1,808
Property and equipment	933	633
Other assets	3,259	1,382

Total assets	$196,182	$189,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses (NOTE 6)	133,904	$114,694
Unearned premiums	13,462	17,464
Note payable and line of credit (NOTE 8)	10,250	10,750
Accrued expenses	5,091	3,070
Premium deposits	0	182
Drafts outstanding	394	737

Total liabilities	163,101	146,897
Commitments and contingent liabilities (NOTES 11 AND 12)
Stockholders' equity (NOTES 1 AND 7):
Common Stock—$.01 par value. Authorized—60,000,000 shares Issued and outstanding shares: 2001—9,624,795; 2000—9,041,207	96	90
Preferred Stock Authorized—2,000,000 shares—$.10 par value Issued and outstanding shares: 2001—305,000; 2000—405,000	31	41
Additional paid-in capital	42,840	42,828
Accumulated other comprehensive income	2,692	902
Retained earnings (deficit)	(12,578)	(1,040)

Total stockholders' equity	33,081	42,821

Total liabilities and stockholders' equity	$196,182	$189,718

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2001	2000	1999
	(in thousands, except per share data)
REVENUES
Premiums earned	$67,496	$72,262	$69,677
Net investment income	8,481	8,522	7,618
Net realized gains (losses) on investments	311	(194)	(342)
Other income	108	217	215

Total revenues	76,396	80,807	77,168
LOSSES AND EXPENSES
Losses and loss adjustment expenses	76,037	68,317	63,617
Amortization of deferred policy acquisition costs	12,548	10,932	10,377
Administrative and general expenses	4,518	5,878	4,216

Total losses and expenses	93,103	85,127	78,210

Income (loss) before income taxes	(16,707)	(4,320)	(1,042)
Provision for income tax (NOTE 5):
Current	342	(1,424)	125
Deferred	(5,724)	(546)	(1,092)

	(5,382)	(1,970)	(967)

Net income (loss)	$(11,325)	$(2,350)	$(75)

Basic and dilutive earnings per share	$(1.26)	$(0.29)	$(.01)

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Number of Shares	Common Stock	Number of Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity
OPERATING ACTIVITIES
Balance at January 1, 1999	8,011	$80	0	$0	$37,104	$2,553	$1,385	$41,122
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(75)	(75)
Change in net unrealized investment gains (net of applicable income taxes of $(2,160))	0	0	0	0	0	(4,522)	0	(4,522)
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $116)	0	0	0	0	0	226	0	226
Other	0	0	0	0	0	(41)		(41)

Total comprehensive income								(4,412)
Issuance of additional shares upon exercise of options and warrants	0	0	0	0	0	0	0	0

Balance at December 31, 1999	8,011	$80	0	$0	$37,104	$(1,784)	$1,310	$36,710
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(2,350)	(2,350)
Change in net unrealized investment gains (net of applicable income taxes of $1,710)	0	0	0	0	0	2,814	0	2,814
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $(66))	0	0	0	0	0	(128)	0	(128)

Total comprehensive income	0	0	0	0	0	0	0	336
Issuance of additional common shares and issuance of preferred shares pursuant to Private Placement	814	8	405	41	5,202	0	0	5,251
Issuance of additional shares upon exercise of options and warrants	100	1	0	0	287	0	0	288
Issuance of additional shares to employee benefit plans	116	1	0	0	235	0	0	236

Balance at December 31, 2000	9,041	$90	405	$41	$42,828	$902	$(1,040)	$42,821
Comprehensive income, net of tax:
Net Income	0	0	0	0	0	0	(11,325)	(11,325)
Change in net unrealized investment gains (net of applicable income taxes of $931)	0	0	0	0	0	1,995	0	1,995
Less: Elimination of realized gains included in income as reported (net of applicable income tax of $106)	0	0	0	0	0	(205)	0	(205)

Total comprehensive income	0	0	0	0	0	0	0	(9,535)
Payment of preferred dividends	0	0	0	0	0	0	(213)	(213)
Issuance of additional common shares pursuant to conversion of preferred stock	571	6	(100)	(10)	0	0	0	(4)
Issuance of additional shares to employee benefit plans	13	0	0	0	12	0	0	12

Balance at December 31, 2001	9,625	$96	305	$31	$42,840	$2,692	$(12,578)	$33,081

See notes to consolidated financial statements.

AMERICAN COUNTRY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2001	2000	1999
	(in thousands)
OPERATING ACTIVITIES
Net income	$(11,325)	$(2,350)	$(75)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in premiums receivables and reinsurance recoverables	(10,336)	(81)	(7,499)
Change in reserve for unpaid losses and loss adjustment expenses	19,210	10,201	12,076
Change in reserve for unearned premiums	(4,002)	(1,264)	4,267
Amortization of deferred policy acquisition costs	12,548	10,932	10,377
Deferred policy acquisition costs capitalized	(11,904)	(10,866)	(11,273)
Change in deferred income taxes	(5,644)	—
Net realized losses (gains) on investments	(311)	194	342
Provision for depreciation	358	431	475
Change in accrued expenses	1,811	(1,222)	(5,383)
Change in income taxes payable	285	(1,684)	(724)
Change in other assets and liabilities	(1,878)	(1,033)	717

Net cash provided by (used in) operating activities	(11,188)	3,258	3,300

INVESTING ACTIVITIES
Fixed maturities Available-for-sale:
Purchases	(66,194)	(172,910)	(155,717)
Sales	53,170	167,030	133,926
Maturities, calls, and prepayments	15,744	9,778	13,803
Equity securities Available-for-sale:
Purchases	(2,083)	(1,283)
Sales	1,647	—
Sale or maturity or (purchase) of other investments	(753)	2,011	564
Net issuance of collateral loans and other investments	346	(1,442)	(3,106)

Net cash provided by (used in) investing activities	1,877	3,184	(10,530)

FINANCING ACTIVITIES
Repayment of note payable	(500)	(400)	1,850
Issuance of common stock and preferred stock	7	5,487
Options and warrants exercised	—	288
Dividends paid to stockholders	(213)	—

Net cash and cash equivalents provided by (used in) financing activities	(706)	5,375	1,850

Net increase (decrease) in cash and cash equivalents	(10,017)	11,817	(5,380)
Cash and cash equivalents at beginning of year	16,790	4,973	10,353

Cash and cash equivalents at end of year	$6,773	$16,790	$4,973

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

        American Country is an Illinois domestic insurance company that specializes in the underwriting and marketing of commercial property and casualty insurance for the transportation and hospitality industry. Prior to April 1 2001, American Country also wrote commercial lines insurance for contractors. This business is currently being run-off. American Country's specialty public livery coverages (taxicab and limousine) are primarily written on risks in the City of Chicago and the surrounding suburbs, Connecticut, Indiana, Michigan, Minnesota, New York, Pennsylvania and Wisconsin. American Country has extended its geographic coverage as part of its expansion program for the transportation and restaurant lines. American Country is licensed in the states of Connecticut, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Wisconsin, and in the District of Columbia, and is pursuing a license in Nevada. American Country also is admitted as an excess and surplus lines carrier in 19 states.

        American Country writes transportation and hospitality lines insurance. Transportation lines, which include automobile liability and physical damage coverages for taxicabs and limousines and workers compensation coverage for drivers, accounted for 77.1% of total gross premiums written in 2001. Hospitality lines, which include coverage for restaurants, taverns and banquet halls, accounted for 13.7% of total gross premiums written in 2001. Commercial lines, which include multi-peril risks and workers' compensation, accounted for 9.2% of total gross premiums written in 2001. American Country's business is written by salaried employees and through approximately 25 independent insurance producers located in the states in which American Country is licensed.

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

Significant inter-company accounts and transactions have been eliminated. American Country maintains its records in accordance with accounting practices prescribed or permitted by the Illinois Department of Insurance. In consolidating American Country, adjustments have been made to conform its accounts to GAAP.

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

Losses and Loss Adjustment Expenses

        Losses and loss adjustment expenses (LAE) represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. Estimated salvage and subrogation recoveries are accrued when the related losses are incurred.

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

        At December 31, 2001, the Company did not own or utilize derivative financial instruments for the purpose of hedging or reducing the cost of its debt obligations. At December 31, 2001, the Company utilized derivative financial instruments for the purpose of enhancing the overall return of its investment portfolio. The only derivatives owned by the Company are convertible securities.

        In the first quarter of 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS 133). The Company had no derivatives as of January 1, 2001. Initial adoption of SFAS 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS 133 resulted in a pre-tax decrease to 2001 earnings of $289,000. This amount related to the Company's convertible investments, which were purchased in the first quarter of 2001. Because the Company already carried its investments at fair value through other comprehensive income, there was an equal and offsetting adjustment to stockholders' equity (accumulated other comprehensive income).

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

        Embedded derivatives are classified as fixed maturities or equity securities in the Consolidated Balance Sheets, consistent with the host instruments. The change in the market value of the embedded derivatives resulted in a pre-tax loss of approximately $289,000 for the year ended December 31, 2001, and has been recorded as a realized investment loss in the consolidated statement of income and the statement of cash flows.

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

Property and Equipment

        Property and equipment, primarily data processing equipment and leasehold improvements, are reported at depreciated cost, with depreciation recorded on a straight-line basis with lives of five years for data processing equipment and a range of six to eleven years for leasehold improvements. Accumulated depreciation amounted to $4,243,000 and $3,792,000 at December 31, 2001 and 2000, respectively. Depreciation expense amounted to $451,000, $346,000 and $346,000 for the years 2001, 2000 and 1999 respectively.

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

        Earnings per share is calculated as follows (in thousands, except per share data):

	Year Ended December 31
	2001	2000	1999
Net income	$(11,325)	$(2,350)	$(75)

Weighted average basic shares outstanding	9,159	8,087	8,011
Shares for options and warrants	0	115	9

Dilutive shares outstanding	9,159	8,202	8,020

Basic earnings per share	$(1.26)	$(0.29)	$(.01)

Dilutive earnings per share	$(1.26)	$(0.29)	$(.01)

        Because the Company is in a net loss position, all potentially dilutive securities are assumed to be anti-dilutive. Therefore, dilutive earnings per share is equal to basic earnings per share.

Cash Equivalents

        Short-term investments, consisting principally of commercial paper which have a maturity of 90 days or less at date of purchase, are considered cash equivalents.

Cash Flows

        Interest paid in 2001 amounted to $531,000. The Company did not pay income tax in 2001.

Financial Instruments

        Fair value for fixed maturity and equity securities is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services. Fair values of other financial instruments approximate their carrying values.

Reclassification

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

Codification of Statutory Accounting Principles

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

3.    INVESTMENTS

        The components of net investment income are as follows:

	Year Ended December 31
	2001	2000	1999
Fixed maturities	$8,502	$8,347	$7,568
Equity securities	217	124	30
Short-term investments	84	238	456
Other	537	491	232

Gross investment income	9,340	9,200	8,286
Investment expenses	859	678	668

Net investment income	$8,481	$8,522	$7,618

        Realized gains (losses) on investments are as follows:

	Year Ended December 31
	2001	2000	1999
	(in thousands)
Fixed maturities:
Gross gains	$3,211	$1,524	$760
Gross losses	(2,900)	(1,718)	(1,102)
Equity securities:
Gross gains	93	—	—
Gross losses	(93)	—	—

Net realized gains (losses) on investments	$311	$(194)	$(342)

        The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, are as follows:

	December 31,
	2001	2000	1999
	(in thousands)
Fixed maturities available-for-sale	$3,829	$1,111	$(3,230)
Equity securities available-for-sale	6	4	14
Deferred tax credit (charge)	(1,143)	(213)	1,431

Net unrealized investment gains (losses)	$2,692	$902	$(1,785)

        In connection with an acquisition, the tax basis of certain assets and liabilities changed. As a result, the deferred tax charges related to the net unrealized investment gains at December 31, 2001, 2000 and 1999 do not represent the corporate federal income tax rate of 34%, because the tax basis of these securities was changed to equal the market value on the acquisition date. As these securities are sold or mature, the deferred taxes will approach the federal income tax rate of 34%.

        The changes in net unrealized investment gains (losses) are as follows:

	Year Ended December 31
	2001	2000	1999
	(in thousands)
Fixed maturities available-for-sale	$2,718	$4,340	$(6,306)
Equity securities available-for-sale	2	(10)	(35)
Deferred tax credit (charge)	(930)	(1,644)	2,044

Total	$1,790	$2,686	$(4,297)

        The following is a summary of available-for-sale securities:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
DECEMBER 31, 2001
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
U.S. government	$5,336	$291	$8	$5,619
States and political subdivision	1,726	96	—	1,822
Foreign governments	1,011	17	—	1,028
Corporate securities	63,011	2,746	370	65,387
Mortgage-backed securities	52,123	970	88	53,005

Total fixed maturities	123,207	4,120	466	126,861
Equity securities	2,072	149	143	2,078

Total	$125,279	$4,269	$609	$128,939

DECEMBER 31, 2000
AVAILABLE-FOR-SALE SECURITIES
Fixed maturities:
U.S. government	$3,596	$184	$—	$3,780
States and political subdivision	1,987	81	—	2,068
Foreign governments	1,281	5	9	1,277
Corporate securities	72,379	1,545	755	73,169
Mortgage-backed securities	46,103	303	243	46,163

Total fixed maturities	125,346	2,118	1,007	126,457
Equity securities	1,636	37	33	1,640

Total	$126,982	$2,155	$1,040	$128,097

        The amortized cost and fair value of fixed maturities by contractual maturity at December 31, 2001, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,894	$1,851
Due after one year through five years	34,283	35,554
Due after five years through ten years	24,540	25,589
Due after ten years	10,367	10,862
Mortgage-backed-securities	52,123	53,005

Total	$123,207	$126,861

        At December 31, 2001, investments in fixed maturities with an admitted asset value of $2,585,000 were on deposit with state insurance departments to satisfy regulatory requirements.

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

Commercial and Hospitality Lines Reinsurance

        American Country's commercial and hospitality lines business is reinsured on a multi-line, multi-layer excess of loss basis. Reinsurance coverage under the current treaty is as follows:

All Property Business	The reinsurer pays up to $1,650,000 in excess of American Country's retention of $350,000 per risk.
All Casualty Business (including workers' compensation)
The reinsurer pays up to $3,650,000 in excess of American Country's retention of $350,000 per occurrence. A supplemental reinsurance agreement provides coverage of statutory limits per occurrence and per claimant on American Country's Workers' compensation program.

        Property catastrophe reinsurance also is in force, which provides American Country with $3,750,000 of protection after a retention of $350,000 per catastrophic loss occurrence.

        Excess (umbrella) liability business is reinsured under a separate reinsurance agreement which provides coverage to American Country of up to $5,000,000 per occurrence in excess of $1,000,000 per occurrence in excess of primary limits. American Country's retention is 5% ($50,000) of the first $1,000,000 and 2.5% of the next $4,000,000 excess layer.

        Assumed and ceded reinsurance arrangements are summarized as follows:

	Year Ended December 31
	2001	2000	1999
ASSUMED REINSURANCE
Premiums written	$1,392	$1,315	$1,928
Premiums earned	1,612	1,661	2,352
Losses and LAE	1,782	3,116	2,385
Losses and LAE reserves*	4,776	4,454	4,503
Unearned premium reserves*	295	515	860
CEDED REINSURANCE
Premiums written	15,786	18,539	3,972
Premiums earned	19,872	14,493	4,011
Losses and LAE	17,380	12,530	7,116
Losses and LAE reserves*	20,283	16,323	13,144
Unearned premium reserves*	946	5,032	986

*
As of year-end.

        The Company remains obligated for amounts reinsured in the event that reinsurers do not meet their obligations.

        The largest balance of ceded premiums by American Country to any one reinsurer during 2001 was $14,875,000, or 17.83% of gross premiums written. This amount represents the placing of nearly all of the treaty reinsurance with General Reinsurance Corporation effective July 1, 1999. Although American Country remains ultimately responsible for the payment of losses and loss expenses, management does not believe that this presents an excess concentration of credit risk. The largest net amount recoverable from any one reinsurer was $13.7 million, or 6.98% of total assets. Although there may be a concentration of risk element in existence at December 31, 2001, the Company believes that this risk is manageable and not excessive as of that date.

5.    FEDERAL INCOME TAXES.

        The Company recognized a total income tax benefit of $5,382,000. This amount is comprised of current tax expense of $342,000 and deferred tax benefit of $5,724,000.

        Reconciliation of the corporate federal income tax rate to the Company's effective income tax rates are as follows:

	Year Ended December 31
	2001	2000	1999
Corporate federal income tax rate	34%	34%	34%
Nontaxable investment income	—	9	44
Prior Year Return to Provision Adjustment	(2)	6	14
State income taxes	—	—	—
Other	—	(1)	—

Effective income tax rate	32%	48%	92%

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31
	2001	2000
	(in thousands)
Deferred tax assets:
Insurance reserves	$6,160	$5,277
Unrealized investment losses	—	—
Pension liability	114	307
Loss and Credit Carryforwards	5,531	811
Other	693	721

Total deferred tax assets	12,498	7,116
Deferred tax liabilities:
Policy acquisition costs	(863)	(1,081)
Unrealized investment gains	(1,143)	(213)
Other	(340)	(384)

Total deferred tax liabilities	(2,346)	(1,678)

Net deferred tax assets	$10,152	$5,438

        Realization of the net deferred tax asset is dependent on generation of sufficient future taxable income to absorb both the applicable reversing temporary differences and the net operating loss. Management believes that it is more likely than not that the current temporary differences will reverse during the periods in which the Company generates net taxable income. The Company expects to generate sufficient taxable income to realize its loss and credit carryforwards within the statutory carryforward period, based on future income projections adjusted for the elimination of both the contractor and non-Illinois restaurant books, and the substantial reserve increase taken in 2001. There are, however, no assurances that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully utilize recorded tax benefits.

        A net operating loss carryforward of $1,368,000, which was generated in 2000, will expire in 2020. A net operating loss carryforward of $13,884,000, which was generated in 2001, will expire in 2021. An alternative minimum tax credit of $346,400 was generated in 1999 and 1998.

        If KFS is successful in acquiring the Company (see footnote 15), there will be annual limitations on the amount of carryforward that could be utilized. Potential limitations include the requirements of Internal Revenue Code Section 382, which limits the annual utilization of net operating loss carryforwards to the fair value of the Company at the time of the acquisition multiplied by the federal tax exempt interest rate.

6.    LOSSES AND LOSS ADJUSTMENT EXPENSES.

        The following table sets forth a reconciliation of the beginning and ending losses and LAE reserve balances, net of reinsurance ceded for the past three years:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Net reserves for losses and LAE, beginning of year	$98,371	$91,349	$80,465
Incurred losses and LAE for claims relating to:
Current year	53,003	65,881	59,227
Prior years	23,034	2,436	4,389

Total net claims incurred	76,037	68,317	63,616
Losses and LAE payments for claims relating to:
Current year	14,762	22,159	18,368
Prior years	46,025	39,136	34,364

Total net claims paid	60,787	61,295	52,732

Net reserves for losses and LAE, end of year	113,621	98,371	91,349
Total reinsurance recoverable on unpaid losses and LAE	20,283	16,323	13,144

Gross reserves for losses and LAE, end of year	$133,904	$114,694	$104,493

        The $23,034,000 increase in prior years' reserves during 2001 is attributable to reserves strengthening for prior accident years. This includes additional reserves for Workers' Compensation of $11.8 million for accident years 1997 through 2000, Commercial Multiple Peril of $4.1 million for accident years 1997 through 2000 and Commercial Auto Liability of $6.2 million for accident years 1998 through 2000. The adverse development is the result of the continued deterioration of the all contractor lines, including workers compensation, commercial multiple peril and commercial auto liability, as well as deterioration in package and auto lines for the non-Illinois hospitality program. Additionally, certain areas of the non-Illinois transportation book developed at a higher rate than expected.

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

7.    STOCKHOLDERS' EQUITY.

        Statutory accounting practices prescribed or permitted for American Country by regulatory authorities differ from generally accepted accounting principles. American Country's statutory-basis capital and surplus was $25,557,000, and $40,238,000 at December 31, 2001 and 2000, respectively, and American Country's statutory-basis net income was $(14,730,792), $(3,061,149) and $(2,036,115) for the years ended December 31, 2001, 2000 and 1999 respectively.

        American Country files statutory-based financial statements with state insurance departments in all states in which American Country is licensed. On January 1, 2001, significant changes to the statutory basis of accounting became effective. On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which American Country conducts business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. The Company's adoption of Codification, as modified, resulted in an increase in statutory capital and surplus as of January 1, 2001 of approximately $2.9 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities. This change has no impact on net earned premiums or net income.

        Property/casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of statutory capital and surplus maintained by a property/casualty insurance company is to be determined based on the various risk factors. At December 31, 2001, American Country exceeds the RBC requirements.

        The maximum amount of dividends that can be paid from American Country to ACHI without regulatory approval is the greater of net income or 10% of capital and surplus, each as of the preceding December 31. Accordingly, the maximum total dividend amount available in 2001 is $2,555,700. American Country did not declare or pay dividends to ACHI during 2001.

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

        On December 27, 2000, the Company successfully completed a private placement which raised $5.25 million of additional capital, net of expenses. As a result of the private placement, 405,000 shares of convertible preferred stock and 814,286 units were issued. On July 11, 2001, 100,000 shares of preferred stock were converted into common stock by the holders.

        The preferred stock has a stated value of $10.00 and a 6% annual dividend payable quarterly. The preferred stock is convertible at any time into 5.7142 shares of common stock, subject to anti-dilution adjustment. The preferred stock is callable by the Company any time after December 27, 2002.

        Each unit consists of one share of common stock and one five-year Class A warrant. Each Class A Warrant allows the warrant holder to purchase one share of common stock at 10% above the unit offering price, or $1.925 per share, subject to anti-dilution adjustment, through December 27, 2005. The Class A Warrants were registered in May 2001, however, there currently is no public market for trading these warrants.

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

        At September 30, 2001, the Company was in violation of the minimum shareholders' equity covenant requirement. On November 7, 2001, the bank waived this covenant for the period of September 1, 2001 through January 1, 2002. On March 5, 2002, the agreement was amended to reschedule the principal payments, reduce the minimum shareholders' equity requirement, and waive any prior breach. The principal payments are scheduled as follows:

    $2 million due on 5/31/02
    $2 million due on 4/30/03
    $2 million due on 4/30/04
    $2 million due on 4/30/05

        The amended agreement contains a pledge agreement whereby the Company pledged as collateral for the outstanding debt, 100% of the outstanding shares of both American Country and Financial Services.

        At December 31, 2001, the outstanding balance on the revolving line of credit was $2.25 million. On March 5, 2002, the amendment reduced the amount available under the agreement to $2.0 million through May 30, 2002, and to $1.0 million thereafter. The Company made a payment of $250,000 on March 20, 2002 to reduce the balance to $2.0 million. Under the terms of the amended agreement, the revolving line of credit matures on November 30, 2002.

        The amended agreement contains various debt covenants including conditions for prepayment and certain financial covenants, the most restrictive covenants being minimum shareholders' equity and the ratio of debt to equity. The Company was in compliance with all covenants of the agreement, as amended, as of March 5, 2002.

        The Company intends to fund the $1.0 million payment on the revolver due May 30, 2002 and the $2.0 million payment on the term loan due on May 31, 2002 via a loan from the insurance company. The Illinois Insurance Code allows for a loan of the lessor of 3% of admitted assets or 25% of policyholders surplus of the prior year without prior approval by the Illinois Insurance Department. Statutory Admitted Assets at December 31, 2001 were $157,296,658 and Policyholders Surplus was $25,557,272. Therefore, the Company may borrow up to $4.7 million from the insurance company without prior approval.

        In the event of a change in control, which is defined in part as the ceasing of Wilmer J. Thomas, Jr. and Martin L. Solomon to own collectively, at least 51% of the outstanding voting shares of the Company, the full amount of the debt becomes immediately due and payable. If the Tender Offer by KFS Acquisition Corp. ("KFS") (see Note 15) is successful, the change in control provision in the amended agreement would be triggered. KFS has indicated that it has sufficient cash on hand to repay the note in full.

9.    EMPLOYEE BENEFITS.

Retirement Plan

        Substantially all salaried employees of the Company who are at least 21 years of age are eligible to participate in a 401(k) retirement plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company matches 50% of employee contributions up to a maximum of 8% of eligible compensation. Total contributions by the Company to the plan were $208,000, $190,100, and $368,000 in 2001, 2000 and 1999, respectively.

Pension Plan

        Prior to December 4, 1996, substantially all salaried employees of the Company were covered by a defined-benefit pension plan sponsored by its former Parent. Benefits were based on the employee's length of service and wages and minimum benefits, as defined by the plan. The former Parent's funding policy of the plan was generally to contribute amounts required to maintain minimum funding standards in accordance with the Employee Retirement Income Security Act. Pension cost allocated to the Company amounted to $43,000, $54,000 and $53,000 in 2001, 2000 and 1999.

        Effective December 31, 1997, upon resolution by the board of directors, the plan was frozen.

Post-Retirement Benefits

        In addition to the defined benefit plan and the 401(k) retirement plan, substantially all salaried employees of the Company are covered by a post-retirement benefit plan. The plan is noncontributory and provides medical and life insurance benefits for employees who retire after attaining age 65 with 20 years of service, and for employees with 35 years of service, regardless of age. The net periodic post-retirement benefit costs during 2001, 2000 and 1999 were $85,000, $85,000 and $77,000, respectively. The accumulated post-retirement benefit costs at December 31, 2001, 2000 and 1999 were $804,000, $744,000 and $793,000, respectively.

        The changes in the projected benefit obligation are as follows (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2001	2000	1999	2001	2000	1999
Projected benefit obligation at beginning of year:	$2,825	$2,748	$2,617	$744	$682	$638
Increases (decreases) during the year attributable to:
Service cost	0	0	0	39	37	33
Interest cost	200	188	183	46	48	44
Actuarial (gains) losses	89	6	98	0	2	(8)
Benefits paid	(117)	(117)	(150)	(25)	(25)	(25)
Effect of curtailment	0	0	0	0	0	0
Net (decrease) increase for year	172	77	131	60	62	44

Projected benefit obligation at end of year	$2,997	$2,825	$2,748	$804	$744	$682

        The changes in the fair value of net assets available for plan benefits are as follows (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2001	2000	1999	2001	2000	1999
Fair value of net assets available for plan benefits at beginning of the year	$1,849	$1,604	$1,560	$0	$0	$0
Increases (decreases) during the year attributable to:
Actual return on plan assets	187	162	(2)	0	0	0
Sponsor contributions	248	200	196	0	0	0
Benefits paid	(117)	(117)	(150)	0	0	0
Net increase for year	318	245	44	0	0	0

Fair value of net assets available for plan benefits at the end of the year	$2,167	$1,849	$1,604	$0	$0	$0

        A reconciliation of the funded status of the plans is as follows (in thousands):

	Pension Benefits December 31,			Other Benefits December 31,
	2001	2000	1999	2001	2000	1999
Projected benefit obligations in excess of Plan Assets	$831	$975	$1,144	$804	$744	$793
Unrecognized prior service cost	0	0	0	0	0	0
Unrecognized net gain (loss)	(133)	(72)	0	(67)	23	(88)

Unfunded accrued pension liability recognized in the consolidated balance sheet	$698	$903	$1,144	$737	$767	$705

        Because the Pension Plan was frozen on December 31, 1997, American Country did not recognize service cost for 2001, 2000 and 1999. The components of annual net periodic benefit cost for the plans consisted of the following (in thousands):

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2001	2000	1999	2001	2000	1999
Service cost	$0	$0	$0	$39	$37	$33
Interest cost	200	188	183	46	48	44
Expected return on plan assets	(157)	(134)	(130)	0	0	0
Amortization of unrecognized transition liability	0	0	0	0	0	0
Curtailment gain	0	0	0	0	0	0

Net cost	$43	$54	$53	$85	$85	$77

        The projected benefit obligations for the plans were determined using the following weighted-average assumptions at the dates shown:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2001	2000	1999	2001	2000	1999
Settlement discount rates	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rates of compensation increase	—	—	—	—	—	—
Long-term rates of return on assets	8.00%	8.00%	8.00%	—	—	—

        The assumed health care trend rates for 2001 that were used to measure the expected cost of the benefits covered by the plan are 9.0% for individuals age 65 and younger and 8.0% for individuals age 64 and older. The trend rates are expected to decrease every year through 2007, when the expected rates are 5.5% for individuals age 65 and younger and 5.0% for individuals age 64 and older.

        The effect of a one-percentage point increase and decrease in the health care trend rates for each future year will result in the following:

	1-percentage point increase	1-percentage point decrease
Increase (decrease) of total service and interest cost components of post-retirement benefit expense	$95	$(75)
Increase (decrease) of post-retirement benefit obligation	$1,011	$(804)

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999: dividend yield of 0, annualized standard deviation of 81.1%, risk free interest rate of 5.9%, and expected life of 9.6 years. For 2000, the following weighted average assumptions were used for grants: dividend yield of 0; expected volatility of 66%; risk-free interest rate of 5.6%; and expected life of 6.31 years. For 2001, the following weighted average assumptions were used for grants: dividend yield of 0; expected volatility of 87.9%; risk-free interest rate of 4.1%; and expected life of 5.0 years. A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999
Fixed Options	Shares	Weighted Average Exercised Price	Shares	Weighted Average Exercised Price	Shares	Weighted Average Exercised Price
Outstanding at the beginning of the year	1,210,729	$3.77	426,723	$6.16	132,492	$8.92
Granted	267,325	2.18	942,500	3.02	301,250	4.96
Exercised	—	—	(100,000)	2.88	—	—
Forfeited	(115,336)	3.77	(7,244)	6.99	(7,019)	7.00
Expired	(12,500)	7.75	(51,250)	10.92	0	—

Outstanding at the end of the year	1,350,218	3.42	1,210,729	$3.77	426,723	$6.16

Options Exercisable at year end	553,038		418,625		369,772	—

Weighted average grant date fair value of options granted during the year	$0.5897		$1.4927		$1.0020

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/01	Weighted Average/ Remaining Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$2.18-2.40	277,575	4.6	$2.19	88,692	$2.21
2.41-4.00	744,500	5.7	3.00	161.917	3.10
4.01-6.00	275,000	7.3	4.80	266,667	4.79
6.01-8.00	35,643	2.4	6.92	18,262	6.99
8.01-13.00	17,500	1.9	11.94	17,500	11.94

$2.18-13.00	1,350,218	5.7	$3.42	553,038	$4.18

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

		2001			2000			1999
Net Income	As Reported Pro Forma	$ $	(11,325 (11,521	) )	$ $	(2,350 (2,800	) )	$ $	(75 (795	) )
Preferred Dividends	As Reported Pro Forma	$ $	(213 (213	) )	$ $	0 0		$ $	0 0
Net Income Available to Common Shareholders	As Reported Pro Forma	$ $	(11,538 (11,734	) )	$ $	(2,350 (2,800	) )	$ $	(75 (795	) )
Basic EPS	As Reported Pro Forma	$ $	(1.26 (1.28	) )	$ $	(0.29 (0.35	) )	$ $	(0.01 (0.02	) )
Diluted EPS	As Reported Pro Forma	$ $	(1.26 (1.28	) )	$ $	(0.29 (0.34	) )	$ $	(0.01 (0.02	) )

Employee Stock Purchase Plan

        Substantially all full-time salaried employees that have completed 60 days of service with the Company or any of its subsidiaries are eligible to participate in the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for a total of 375,000 shares of common stock for purchase by employees. Employees may purchase a maximum of $25,000 of the Company's stock (using fair value of the stock at the time of purchase) per calendar year. The purchase price is determined quarterly and is the lesser of 85% of our common stock's fair value on the first day of the purchase period or the last day of the purchase period, adjusted to the next highest $0.01. The Stock Purchase Plan defines fair market value as the closing price of our common stock on the first business day of the purchase period or the average closing price of our common stock on the last 5 business days of the purchase period. At December 31, 2001, 42,599 shares were purchased by employees under the Stock Purchase Plan. The Company recognizes as compensation expense, the difference between the fair market value and the employee purchase price. The Company recognized compensation expense in the amount of $15,500 in 2001 and $11,300 in 2000.

11.    COMMITMENTS.

        American Country leases office space and equipment under non-cancelable operating leases expiring in various years through 2002. Certain of those leases provide for escalation based on increases in operating expenses and the Consumer Price Index. Rent expense was $921,000, $910,000 and $851,000, in 2001, 2000 and 1999, respectively.

        At December 31, 2001, future rental commitments under those leases are as follows (in thousands):

2002	495

$495

        On March 1, 2002, American Country entered into a new lease for its principal office space. This lease is non-cancelable until December 31, 2007 and expires on December 31, 2012. The lease provides for escalation based on increases in operating expenses. Under this lease, future rental commitments are as follows (in thousands):

2002	$179
2003	$1,071
2004	$1,095
2005	$1,119
2006	$1,142

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

        The Company is liable for guaranty fund assessments related to unaffiliated insurance companies that have become insolvent during 2001 and prior years. The Company includes a provision for all known assessments that will believed as well as an estimate of amounts (net of estimated future premium tax recoveries) that it believes will be assessed in the future.

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

        The Company does not have any financial instruments held or issued for trading purposes. The carrying value and fair value of certain of the Company's financial instruments are as follows:

	December 31
	2001		2000		1999
	Carrying— Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
ASSETS
Fixed maturities and equity securities (NOTE 3)	$128,927	$128,927	$128,097	$128,097	$126,664	$126,664
Collateral loans	1,659	1,659	2,005	2,005	2,721	2,721
Cash and cash equivalents and receivables	21,680	21,680	22,272	22,272	18,021	18,021
Accrued investment income	1,497	1,497	1,808	1,808	1,772	1,772
LIABILITIES
Note Payable	$10,250	$10,250	$10,750	$10,750	$11,150	$11,150

14.    BUSINESS SEGMENTS.

        The Company through American Country is engaged primarily as a property and casualty insurance carrier, providing automobile liability and physical damage, workers' compensation, multiple peril liability and property damage, among other coverage in two key niche markets: transportation and hospitality lines. Prior to April 1, 2001, American Country also wrote commercial lines insurance for contractors. In addition, the Company through its other subsidiaries provides premium and other financing services through secured loans to certain larger customers. All revenues are derived from markets in the United States.

        Segment revenues for the years ended December 31, 2001, 2000 and 1999 were (in thousands):

	2001	2000	1999
SEGMENT REVENUES
Transportation	$61,707	$53,428	$48,675
Hospitality	6,959	9,220	7,629
Other commercial	7,373	16,310	19,000
Personal lines	0	11	234
Other	137	1,135	215

Total Segment revenues	76,176	80,104	75,753

Other Reconciling Items:
Investment and other income not attributable to segments	220	703	1,415

Total revenues	$76,396	$80,807	$77,168

        Segment Operating Profit for the years ended December 31, 2001, 2000 and 1999 were (in thousands):

	2001	2000	1999
SEGMENT OPERATING PROFIT
Transportation	$677	$3,379	$5,030
Hospitality	(2,093)	(1,080)	(151)
Other commercial	(14,922)	(6,571)	(4,827)
Personal lines	(138)	(169)	(426)
Other	137	1,135	156

Total Segment Operating Profit	(16,339)	(3,306)	(218)

Other Reconciling Items:
Investment and other income not attributable to segments	220	703	1,415
General corporate expenses	(21)	(855)	(580)
Interest and other expenses, net	(29)	(39)	(1,659)

Total Adjustments	170	(191)	(824)

Total Operating Profit	$(16,169)	$(3,497)	$(1,042)

        Asset information by reportable segment is not reported since the Company does not produce such information internally. Segment Operating Profit is net of depreciation expense of $451,000, $346,000 and $346,000 for the years 2001, 2000 and 1999, respectively.

15.    SUBSEQUENT EVENTS.

        On February 27, 2002, KFS Acquisition Corp. (the "Purchaser" or "KFS"), a Delaware corporation and wholly owned subsidiary of Kingsway Financial Services Inc., an Ontario corporation ("Kingsway") filed Schedule 13D with the Securities and Exchange Commission, in which it commenced a tender offer (the "Tender Offer") for all of the outstanding shares of the Company's Common Stock and Series A Convertible Preferred Stock and all of the Company's outstanding Class A Common Stock Purchase Warrants. The tender offer does not include an offer to purchase the Company's outstanding Common Stock Purchase Warrants expiring August 31, 2002 which trade on NASDAQ under the symbol ACHIW.

        The tender offer expires on April 1, 2002. There are conditions to the Tender Offer, any or all of which may be waived by the Purchaser in its sole discretion. The conditions include:

  •
  That the Company's stockholders validly tender and do not withdraw prior to April 1, 2002, the number of shares representing, together with the shares owned by Kingsway and its subsidiaries, at least a majority of the total voting stock of the Company on a fully diluted basis;

  •
  That Kingsway and the Purchaser shall be satisfied, in their sole discretion, that the restrictions on business combinations contained in Section 203 of the Delaware General Corporation Law (the "Delaware Takeover Statute") would not apply to Kingsway or the Purchaser in connection with the Offer or the proposed merger described in the Tender Offer;

  •
  That Kingsway and the Purchaser obtain all insurance regulatory approvals, including the approval of the Illinois Director of Insurance, necessary for their acquisition of control over the Company and its insurance subsidiaries on terms and conditions satisfactory to Kingsway and the Purchaser, in their sole discretion;

  •
  That the Company has not entered into or effectuated any agreement or transaction with any person or entity having the effect of impairing the Purchaser's ability to acquire the Company or otherwise diminishing the expected economic value to Kingsway of the acquisition of the Company.

        On March 11, 2002, the Company's Board of Directors filed Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission, in which it recommended that holders of the Company's Common Stock, accept KFS' Tender Offer.

        The Board of Directors of the Company determined that the Tender Offer is advisable, fair to and in the best interests of the Company and the holders of its common stock, and unanimously voted to recommend that holders of its common stock that wish to receive cash for their stock accept the Tender Offer. The Board, however, did not express an opinion with respect to the Tender Offer for the Series A convertible preferred stock or the Class A warrants.

        On March 5, 2002, the Company's debt agreement with Northern Trust was amended to reschedule the term loan payments, reduce the minimum shareholders' equity requirement, reduce the line of credit available balance and waive any prior breach of loan covenants. Refer to Footnote 8 for a complete discussion.

        On March 1, 2002, the Company signed a new lease for its principal office space. The lease is non-cancelable until December 31, 2007 and expires on December 31, 2012. Refer to Footnote 11 for a complete discussion.

        On March 27, 2002, KFS announced that the Illinois Director of Insurance approved its acquisition of control of the Company.

16.    RELATED PARTY TRANSACTIONS

        The following related party transactions occurred in the year ended December 31, 2001:

        On January 26, 2001, ACHI repaid a $250,000 loan to Financial Services.

        On January 26, 2001, Professional Services made a $350,000 loan payment to ACHI. On May 31, 2001, Professional Services made a $550,000 loan payment to ACHI.

        On January 31, 2001, ACHI made a $4.5 million capital contribution to American Country. On March 30, 2001, ACHI made a $500,000 capital contribution to American Country.

        On May 31, 2001, American Country purchased $1.7 million of collateralized loans from Professional Services. On May 31, 2001, Professional Services repaid a $1.5 million loan to American Country.

        In 2001, ACHI recorded a receivable of $103,000 from American Country for shares purchased under the Employee Stock Purchase Plan, of which $83,000 was received.

        In 2001, American Country paid $900,000 in management fees to ACHI under a management fee contract. In 2001, Financial Services paid $80,000 in management fees to ACHI under a management fee contract.

        At December 31, 2001, the components of Payable to Affiliates are:

Payable to American Country	$752
Payable to (receivable from) Financial Services.	(3)
Payable to Professional Services.	3

        Payable to Professional Services—$3

        Receivable from Financial Services—$3

        At December 31, 2001, Investment in subsidiaries is as follows:

American Country Insurance Company	$40,976
American Country Financial Services Corp.	886
American Country Professional Services Corp.	27

        Janney Montgomery Scott LLC, an investment banking firm, was engaged by the Company to provide a valuation of the Company in connection with a contemplated sale of the Company. Janney Montgomery Scott received $50,000 for providing the valuation. Janney Montgomery Scott was also engaged to provide a Fairness Opinion with respect to the Tender Offer by KFS (see Note 15 to the Consolidated Financial Statements). Janney Montgomery Scott received $150,000 for providing the Fairness Opinion.

        Janney Montgomery Scott also provided consulting services to the Company and assisted in the valuation of the stock options granted in 2001. Janney Montgomery Scott received $5,000 for providing the stock option valuation.

        William J. Barrett, who serves on the board of directors of the Company, is a Senior Vice President of Janney Montgomery Scott.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COUNTRY HOLDINGS INC.
By:	/s/ JOHN A. DORE John A. Dore Chairman of the Board, President and Chief Executive Officer

Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. DORE John A. Dore	Chairman Of The Board, President, Chief Executive Officer And Director (Principal Executive Officer)	March 29, 2002
/s/ KARLA M. VIOLETTO Karla M. Violetto	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ WILLIAM J. BARRETT William J. Barrett	Director	March 29, 2002
/s/ EDWIN W. ELDER Edwin W. Elder	Director	March 29, 2002
/s/ RICHARD H. KONRAD Richard H. Konrad	Director	March 29, 2002
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 29, 2002
/s/ WILMER J. THOMAS, JR. Wilmer J. Thomas, Jr.	Director	March 29, 2002

EXHIBIT INDEX

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS
3.1
Amended and Restated Articles of Incorporation of the Company were filed with the Commission as Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 2000 and are incorporated herein by reference.
3.2
Amended and Restated By-Laws of the Company were filed with the Commission as Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 2000 and are incorporated herein by reference.
4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
4.1	The Second Amendment dated March 5, 2002 to the Amended and Restated Credit Agreement dated March 24, 2000 between the Company and the Northern Trust Company.
4.2	The Pledge Agreement dated March 5, 2002 between the Company and the Northern Trust Company.
4.3	Form of Warrant Certificate was filed with the Commission as Exhibit 4(b) to The Western Systems Corp.'s Registration Statement on Form S-1 (File No. 33-84234) and is incorporated herein by reference.
4.4
Warrant Agreement, dated as of June 25, 1993, between the Company and American Stock Transfer & Trust Company, as Warrant Agent, was filed with the Commission as Exhibit 4(c) to The Western Systems Corp.'s Registration Statement on Form S- 1 (File No. 33-84234) and is incorporated herein by reference.
4.5
Warrant Agreement Amendment No. 4, dated as of July 31, 1998 between the Company and American Stock Transfer & Trust Company, as Warrant Agent, was filed with the Commission as Exhibit 4 to the Company's Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.
4.6
Warrant Agreement Amendment No. 5, dated as of July 30, 1999 between the Company and American Stock Transfer & Trust Company, as Warrant Agent, was filed with the Commission as Exhibit 4.5 to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 and is incorporated herein by reference.
4.7
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, was filed with the Commission as Exhibit 4.1 to the Company's Report of Form 8-K dated January 12, 2001 and is incorporated herein by reference.
4.8
Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock was filed with the Commission as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-54396) an is incorporated herein by reference.
4.9
Class A Warrant Agreement dated December 29, 2000 between the Company and American Stock Transfer & Trust Company was filed with the Commission as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-54396) and is incorporated by reference.

4.10	Form of Warrant Certificate was filed with the Commission as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-54396) and is incorporated by reference.
21	SUBSIDIARIES OF THE REGISTRANT
21	Subsidiaries of American Country Holdings Inc.
23	CONSENTS OF EXPERTS AND COUNSEL
23.1	Consent of PricewaterhouseCoopers LLP
99	ADDITIONAL EXHIBITS
99.1	American Country Holdings Inc. Safe Harbor Statement
99.2	Audit Committee Charter was filed with the Commission as exhibit 99.2 to the Company's Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

QuickLinks

AMERICAN COUNTRY HOLDINGS INC. INDEX TO ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED DECEMBER 31, 2001
PART I
PART II
COMMON STOCK
American Country Holdings Inc. Selected Financial Data
PART III
SUMMARY COMPENSATION TABLE
PART IV
LIST OF FINANICAL STATEMENTS AND SUPPLEMENTARY DATA
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